Form 10-Q
period 2008-07-31
Daulton Capital Corp.
filed 2008-09-18
CIK 1437467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008
                                      OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

                              DAULTON CAPITAL CORP.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                          None                   30-0459858
----------------------------      ---------------------     -------------------
(State or other jurisdiction      (Commission File No.)       (IRS Employer
   of incorporation)                                        Identification No.)

                           39 New Brighton Manor S.E.
                        Calgary, Alberta, Canada T2Z 4G8
                         -----------------------------
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (888) 387-1403
                                                           --------------

                                       N/A
                            ------------------ ----
          (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.      Yes ____        No __X__

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                Accelerated filer [  ]

      Non-accelerated filer [  ]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).      Yes ____      No __X__

         Class of Stock       No. Shares Outstanding         Date
         --------------       ----------------------         ----

           Common                    3,300,000         September 9, 2008

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                              ASSETS

                                                        July 31,   April 30,
                                                          2008     2008
                                                          2008         2008
                                                      --------------------------
                                                      (Unaudited)
Current Assets
  Cash and Cash Equivalents                          $    29,595    $    46,323
  Accounts Receivable                                          -          5,387
  Prepaid Rent                                               750            750
                                                     ------------   ------------
                                                          30,345         52,460
                                                     ------------   ------------
Other Assets
  Oil and Gas Working Interest:  Mayberry No. 1          100,000        100,000
  Oil and Gas Working Interest:  Glenco Wells             90,000              -
                                                     ------------   ------------
                                                         190,000        100,000
                                                     ------------   ------------
 TOTAL ASSETS                                        $   220,345    $   152,460
                                                     ============   ============

                LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
   Subscriptions Received                            $    90,000    $         -
                                                     ------------   ------------
Commitments and contingencies (Note 5)

Stockholders' Deficit
  Common Stock, $0.001 par value, 50,000,000
   shares authorized, 3,300,000 shares issued
   and outstanding                                         3,300          3,300
  Additional paid-in capital                             160,754        160,754
  Deficit accumulated in the development stage           (33,709)       (11,594)
                                                     ------------   ------------
    Total Stockholders' Equity                           130,345        152,460
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   220,345    $   152,460
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                 For the period
                                                                  of Inception,
                                                 For the three    from Jan. 8,
                                                 months ended     2008 through
                                                   July 31,          July 31,
                                                    2008              2008
                                                --------------   --------------
 Revenues
      Crude Oil Production                      $     3,358      $     8,745
                                                --------------   --------------
 Costs and Expenses

 Professional Fees                                   18,164           30,164
 Occupancy Expense                                    2,250            4,500
 Other General & Administrative                       5,059            7,790
                                                --------------   --------------
    Total Expenses                                   25,473           42,454
                                                --------------   --------------
    Operating Loss                                  (22,115)         (33,709)
                                                --------------   --------------
 Net Income (Loss)                              $   (22,115)     $   (33,709)
                                                ==============   ==============

 Basic and Dilutive net loss per share          $    (0.007)
                                                ==============

 Weighted average number of shares
 outstanding, basic and diluted                   3,300,000
                                                ==============



    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                  For the period
                                                                  of Inception,
                                                  For the three   from Jan. 8,
                                                   months ended   2008 through
                                                  July 31, 2008   July 31, 2008
                                                  -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $    (22,115)   $    (33,709)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
  Change in operating assets and liabilities:
   Increase (Decrease) in accounts receivable            5,387               -
   Increase (Decrease) in prepaids                           -            (750)
                                                  -------------   -------------
   Net Cash provided by (used by) operating
   activities                                          (16,728)        (34,459)
                                                  -------------   -------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of oil and gas working interest                           (100,000)
                                                  -------------   -------------
    Net Cash (used by) Investing Activities                  -        (100,000)
                                                  -------------   -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of Common Stock                     -         164,054
                                                  -------------   -------------
   Net Cash provided by Financing Activities                 -         164,054
                                                  -------------   -------------

 NET INCREASE (DECREASE) IN CASH                       (16,728)         29,595

 CASH AT BEGINNING OF PERIOD                            46,323               -
                                                  -------------   -------------
 CASH AT END OF PERIOD                            $     29,595    $     29,595
                                                  =============   =============

 CASH PAID FOR:
    Interest                                      $          -    $         -
    Income Taxes                                  $          -    $         -


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                Accumulated
                                                                   Additional  Deficit During
                                             Common Stock           Paid-in     Development
                                      Shares             Amount     Capital        Stage          Total
                                      ------             ------    ----------  ---------------    -----


Balances at January 8, 2008                -           $      -    $       -     $       -      $      -
Common stock issued for cash on
 January 14, 2008 at $0.098 per
 share                             1,800,000              1,800       15,777                      17,577
Common stock issued for cash on
 February 21, 2008 at $0.0977 =
 per share                         1,500,000              1,500      144,977                     146,477
Net loss, period ended April
 30, 2008                                                                           (11,594)     (11,594)
Balances at April 30, 2008         3,300,000           $  3,300    $ 160,754     $  (11,594)   $ 152,460
Net loss, three months ended
 July 31, 2008                                                                      (22,115)     (22,115)
                                 -----------           ---------   ----------    -----------   ----------
Balance as of July 31, 2008       3,300,000            $  3,300    $ 160,754     $  (33,709)   $ 130,345
                                 ===========           =========   ==========    ===========   ==========




    The accompanying notes are an integral part of these financial statements

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008

1.    Organization

      Daulton Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The company became engaged in the oil and gas industry.

      Current Business of the Company

      In February, 2008 the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the purchaser of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code. Payments to the Company for oil sold have been temporarily suspended.

      On July 30, 2008 the Company purchased a 5% working interest / 4% net revenue interest in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma. The purchase was contracted to be paid in restricted common stock, which had not yet been issued at July 31, 2008.


      Volumetric calculations of the wells have not been performed.

                        Property Acquisition Costs:

                                          Unproved
                                          --------

            Mayberry No. 1 well           $100,000
            Glencoe Wells                   90,000
                                        ----------
                                          $190,000


2.    Summary of Significant Accounting Policies

    Basis of Presentation

    The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

    The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

    Cash and equivalents

     Cash and equivalents include investments with initial maturities of three months or less.

    Fair Value of Financial Instruments

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of July 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

    Income Taxes

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


    Going Concern

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $22,115 in the three months ended July 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

    The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from well head machinery and oil and gas leases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

    Development-Stage Company

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $33,709. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

    Basic and Diluted Net Loss Per Share

    Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

     The Company has no potentially dilutive securities outstanding as of July 31, 2008.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended July 31, 2008. There is no comparable period in 2007.

            Numerator:
            ---------

               Basic and diluted net loss per share:

                  Net Loss                         $  (22,115)

            Denominator
            -----------

               Basic and diluted weighted average
                 number of shares outstanding       3,300,000


            Basic and Diluted Net Loss Per Share   $  (0.007)
            -------------------------------------

      Accounting for Oil and Gas Producing Activities
      -----------------------------------------------

      The company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.

      Acquisition costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made within a year of acquisition.

      If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. It's costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made assessing the reserves and the well's economic and operating feasibility. The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

      The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2008 the company did not record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


      The Costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company's experience of successful operations.

      Oil and Gas Revenue Recognition

      The company applies the sales method of accounting for crude oil and natural gas revenue. Under thus method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Revenue from the sale of gas is reported by the gas gathering company monthly and paid two months in arrears.

      Accounts Receivable

      The Company's crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., was in Chapter 11 bankruptcy at July 31, 2008, interrupting the payments and creating uncertainly as to collection. No receivables are recorded at July 31, 2008.

                        July 31, 2008                 April 30, 2008
                        -------------                 --------------

                              0                      $ 5,387

4.    Capital Structure

    During the period from inception through July 31, 2008 the Company entered into the following equity transactions:

      January 14, 2008: Sold 1,800,000 shares of common stock at $.01 per share realizing $17,577.

      February 21, 2008 Sold 1,500,000 shares of common stock at $.098 per share realizing $146,477.

      July 30, 2008 The Company contracted to issue 300,000 restricted common shares at a price of $0.30 per share in payment for six oil wells known as the Glencoe wells. As at July 31, 2008 the shares had not yet been issued.

    As at July 31, 2008, the Company was authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 3,300,000 shares were issued and outstanding.

    The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none were issued and outstanding.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


5.   Commitments and Contingencies

     There were no commitments and contingencies in the three months ended July 31, 2008.

6.   Legal Proceedings


    There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

      Daulton Capital was incorporated on January 8, 2008. In February 2008 Daulton Capital sold 1,500,000 shares of its common stock at a price of $0.10 CDN per share to a group of private investors.

      Daulton Capital has a 20% working interest (16% net revenue interest) in a oil well located in Creek County, Oklahoma. As of August 31, 2008 the well was producing, net to Daulton Capital's net revenue interest, two barrels of oil per day.

      On July 30, 2008 the Company acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells the Company issued 300,000 shares of its restricted common stock to the former owner of the working interests.

      As of August 31, 2008, five of the six wells were producing approximately 80 barrels (gross) of oil per day and 120 MCF (gross) of gas per day. The sixth well is being used as a saltwater disposal well.

      Daulton Capital plans to generate profits by drilling productive oil or gas wells. However, Daulton Capital will need to raise the funds required to drill new wells from third parties willing to pay Daulton Capital's share of drilling and completing the wells. Daulton Capital may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. Daulton Capital may not be successful in raising the capital needed to drill oil or gas wells. In addition, any future wells which may be drilled by Daulton Capital may not be productive of oil or gas. The inability of Daulton Capital to generate profits may force Daulton Capital to curtail or cease operations.

      Daulton Capital's future plans will be dependent upon the amount of capital Daulton Capital is able to raise. Daulton Capital does not have any commitments or arrangements from any person to provide Daulton Capital with any additional capital.

Contractual Obligations
-----------------------

      As of August 31, 2008 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

Item 4.T.   CONTROLS AND PROCEDURES

      Daulton Capital's management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Daulton Capital's internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

      There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

      Ryan Beamin, Daulton Capital's President and Principal Financial Officer, evaluated the effectiveness of Daulton Capital's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Daulton Capital's disclosure controls and procedures were effective.

                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On July 30, 2008 the Company acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells the Company issued 300,000 shares of its restricted common stock to the former owner of the working interests.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.   (a)    Exhibits

Number      Exhibit
------      -------

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DAULTON CAPITAL CORP.


Date: September 17, 2008                  /s/ Ryan Beamin
                                          ------------------------------
                                          Ryan Beamin, President and Principal
                                          Financial and Accounting Officer