Form 10-Q
period 2008-10-31
Daulton Capital Corp.
filed 2008-12-03
CIK 1437467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
                                      OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

                              DAULTON CAPITAL CORP.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                          None                 30-0459858
(State or other jurisdiction      (Commission File No.)       (IRS Employer
   of incorporation)                                        Identification No.)

                           39 New Brighton Manor S.E.
                  Calgary, Alberta, Canada T2Z 4G8 (Address of
                principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (888) 387-1403
                                                           --------------

                                       N/A
                            ------------------ ----
          (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes _________ No ____X_____ -

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]               Accelerated filer [  ]

      Non-accelerated filer [  ]                 Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes _________ No _____X____

         Class of Stock           No. Shares Outstanding           Date

           Common                     3,600,000             November 30, 2008

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
-------------------------------------------------------------------------------

                               ASSETS

                                                        October 31,   April 30,
                                                            2008         2008
                                                        -----------  -----------
                                                        (Unaudited)
Current Assets
  Cash and Cash Equivalents                             $   20,910   $   46,323
  Accounts Receivable                                            -        5,387
  Prepaid Rent                                                 750          750
                                                        -----------  -----------
                                                            21,660       52,460
                                                        -----------  -----------
Other Assets
  Oil and Gas Working Interest:  Mayberry No. 1            100,000      100,000
  Oil and Gas Working Interest:  Glencoe Wells              90,000            -
                                                        -----------  -----------
                                                           190,000      100,000
                                                        -----------  -----------
    TOTAL ASSETS                                        $  211,660   $  152,460
                                                        ===========  ===========

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities                                     $        -   $        -
                                                        -----------  -----------
Commitments and contingencies (Note 5)

Stockholders' Deficit
  Common Stock, $0.001 par value, 50,000,000 shares
  authorized, 3,600,000 shares issued and outstanding
  as at October 31, 2008, 3,300,000 shares issued and
  outstanding as at December 31, 2008,                       3,600        3,300
  Additional paid-in capital                               250,454      160,754
  Deficit accumulated in the development stage             (42,394)     (11,594)
                                                        -----------  -----------
    Total Stockholders' Equity                             211,660      152,460
                                                        -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  211,660   $  152,460
                                                        ===========  ===========


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                  For the period
                                                                   of Inception,
                                     For the three   For the six    from Jan. 8,
                                     months ended    months ended   2008 through
                                      October 31,    October 31,     October 31,
                                         2008           2008            2008
                                     -------------   ------------- -------------

 Revenues
      Crude Oil Production           $          -    $      3,359  $      8,745
                                     -------------   ------------- -------------
 Costs and Expenses
 Professional Fees                          2,100          20,264        32,264
 Occupancy Expense                          2,250           4,500         6,750
 Stock Transfer Fees                        2,869           2,869         2,869
 Other General & Administrative             1,466           6,526         9,256
                                     -------------   ------------- -------------
    Total Expenses                          8,685          34,159        51,139
                                     -------------   ------------- -------------
    Operating Loss                         (8,685)        (30,800)      (42,394)
                                     -------------   ------------- -------------
 Net Income (Loss)                   $     (8,685)   $    (30,800) $    (42,394)
                                     =============   ============= =============
 Basic and Dilutive net loss per
  share                              $     (0.003)   $     (0.009)
                                     =============   =============
 Weighted average number of shares
 outstanding, basic and diluted         3,348,913       3,324,457
                                     =============   =============


    The accompanying notes are an integral part of these financial statements

                          DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
-------------------------------------------------------------------------------
                                   (Unaudited)
                                                                       For the
                                                                      period of
                                                                      Inception,
                                             For the     For the      from Jan.
                                               three        six          8,
                                             months      months         2008
                                               ended       ended      through
                                             October     October       October
                                                31,         31,         31,
                                               2008        2008         2008
                                            ------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $  (8,685)   $ (30,800)   $ (42,394)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Change in operating assets and
   liabilities:
  Increase (Decrease) in accounts
   receivable                                                5,387            -
  Increase (Decrease) in prepaids                                          (750)
                                           ------------  ----------   ----------
   Net Cash provided by (used by) operating
  activities                                    (8,685)    (25,413)     (43,144)
                                           ------------  ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas working interest                             (100,000)
                                           ------------  ----------   ----------
   Net Cash (used by) Investing Activities           -           -     (100,000)
                                           ------------  ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of Common Stock             -           -      164,054
                                           ------------  ----------   ----------
   Net Cash provided by Financing
    Activities                                       -           -      164,054
                                           ------------  ----------   ----------
 NET INCREASE (DECREASE) IN CASH                (8,685)    (25,413)      20,910

 CASH AT BEGINNING OF PERIOD                    29,595      46,323            -
                                           ------------  ----------   ----------
 CASH AT END OF PERIOD                     $    20,910   $  20,910    $  20,910
                                           ============  ==========   ==========
 CASH PAID FOR:
   Interest                                $         -   $       -    $       -
   Income Taxes                            $         -   $       -    $       -


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                             Accumulated
                                                                Additional  Deficit During
                                            Common Stock         Paid-in     Development
                                         Shares       Amount     Capital         Stage          Total
                                         --------------------------------------------------------------


Balances at January 8, 2008,
 Inception                                    -     $     -     $      -      $       -      $      -
Common stock issued for cash on
 January 14, 2008 at $0.098 per
 share                                1,800,000       1,800       15,777                       17,577
Common stock issued for cash on
 February 21, 2008 at $0.0977
 per share                            1,500,000       1,500      144,977                      146,477
Net loss, period ended April 30,
 2008                                                                            (11,594)     (11,594)

Balances at April 30, 2008            3,300,000     $ 3,300    $ 160,754      $  (11,594)   $ 152,460

Common stock issued for purchase
 of a working interest in wells
 at $0.30                               300,000         300       89,700                       90,000
Net loss, six months ended Oct.
 31, 2008                                                                        (30,800)     (30,800)
                                    ------------   ---------   ----------     -----------   ----------
Balances at October 31, 2008          3,600,000    $  3,600    $ 250,454      $  (42,394)   $ 211,660
                                    ============   =========   ==========     ===========   ==========






    The accompanying notes are an integral part of these financial statements

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


1.          Organization

      Daulton Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The company became engaged in the oil and gas industry.

      Current Business of the Company

      In February, 2008 the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the purchaser of the oil produced by the well, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Payments to the Company for oil sold have been temporarily suspended.

      On July 30, 2008 the Company purchased a 5% working interest / 4% net revenue interest in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma. The purchase was paid in restricted common stock.

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

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


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

      Fair Value of Financial Instruments

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of October 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


      valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

      Going Concern

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $30,800 in the nine months ended October 31, 2008 and $42,394 since inception October 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

      Development-Stage Company

      The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $42,394. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

      Basic and Diluted Net Loss Per Share

      Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


      applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.
      The Company has no potentially dilutive securities outstanding as of October 31, 2008.

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended October 31, 2008. There is no comparable period in 2007.

      Numerator:

      Basic and diluted net loss per share:

      Net Loss                                     $ (30,800)

      Denominator

      Basic and diluted weighted average
          number of shares outstanding             3,324,457


      Basic and Diluted Net Loss Per Share         $  (0.009)
      -------------------------------------

            Accounting for Oil and Gas Producing Activities

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

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


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

      Accounts Receivable

      The Company's crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., was in Chapter 11 bankruptcy at October 31, 2008, interrupting the payments and creating uncertainly as to collection. The receivable at fiscal year end April 30, 2008 was received in May, 2008. However no receivables are recorded at October 31, 2008 because of the uncertainty.

                        August 31, 2008               April 30, 2008
                        ---------------               --------------

                              0                         $ 5,387

4.    Capital Structure

      During the period from inception through October 31, 2008 the Company entered into the following equity transactions:


      January 14, 2008:    Sold 1,800,000 shares of common stock at $.01 per
                           share realizing $17,577.

      February 21, 2008    Sold 1,500,000 shares of common stock at $.098
                           per share realizing $146,477.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008


      October 16, 2008     The Company issued 300,000 restricted common shares
                           at a price of $0.30 per share in payment for the working interest in six oil wells known as the Glencoe wells.

      As at October 31, 2008, the Company was authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 3,600,000 shares were issued and outstanding.

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

     Daulton Capital has a 20% working interest (16% net revenue interest) in a oil well located in Creek County, Oklahoma. As of October 31, 2008 the well was producing, net to Daulton Capital's net revenue interest, two barrels of oil per day.

     On July 30, 2008 Daulton Capital acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells the Company issued 300,000 shares of its restricted common stock to the former owner of the working interests. As of October 31, 2008, five of the six wells were producing approximately 80 barrels (gross) of oil per day and 120 MCF (gross) of gas per day. The sixth well is being used as a saltwater disposal well.

     In June, 2008 Semcrude, Inc., the purchaser of the oil produced by Daulton Capital's wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to Daulton Capital for oil sold have been temporarily suspended.

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

Contractual Obligations

      As of October 31, 2008 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

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

      There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

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


                                          DAULTON CAPITAL CORP.


Date: December 1, 2008                    /s/ Ryan Beamin
                                          ------------------------------
                                          Ryan Beamin, President and Principal
                                          Financial and Accounting Officer