Form 10-Q
period 2009-01-31
Daulton Capital Corp.
filed 2009-03-03
CIK 1437467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
                                      OR

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

                           39 New Brighton Manor S.E.
                        Calgary, Alberta, Canada T2Z 4G8
                   ------------------------------------------
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (888) 387-1403
                                                           --------------

                                       N/A
                            ------------------ ----
          (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.         Yes ____         No __X__
                                                                 -

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

      Large accelerated filer [ ]                  Accelerated filer [ ]

      Non-accelerated filer [ ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).   Yes ___      No _X_
                                                                 -

         Class of Stock        No. Shares Outstanding              Date
         --------------        ----------------------              ----

           Common                     14,400,000            February 25, 2009

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                January 31,        April 30,
                                                   2009               2008
                                             ------------------   -------------
                                                (Unaudited)         (Restated)
 Current Assets
   Cash and Cash Equivalents                  $         269      $     46,323
   Accounts Receivable                                    -             5,387
   Prepaid Rent                                         750               750
                                                      1,019            52,460
                                              --------------     -------------
 Other Assets
   Oil and Gas Working Interest:
      Mayberry No. 1                                100,000           100,000
   Oil and Gas Working Interest:
      Glencoe Wells                                  90,000                 -
                                                    190,000           100,000
                                              --------------     -------------

     TOTAL ASSETS                             $     191,019      $    152,460
                                              ==============     =============
 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities                          $           -      $          -
                                              --------------     -------------
 Commitments and contingencies (Note 5)

 Stockholders' Equity
   Common Stock, $0.001 par value,
    200,000,000 shares authorized,
    13,200,000 shares issued and
    outstanding as at April 30, 2008,
    14,400,000 shares issued and
    outstanding as at January 31, 2008               14,400            13,200
   Additional paid-in capital                       239,654           150,854
   Deficit accumulated in the development stage     (63,035)          (11,594)

     Total Stockholders' Equity                     191,019           152,460
                                              --------------     -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    191,019      $    152,460
                                              ==============     =============



    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                  For the period
                                                                   of Inception,
                                     For the three   For the nine  from Jan. 8,
                                     months ended    months ended  2008 through
                                      January 31,     January 31,   January 31,
                                         2009            2009           2009
                                     -------------   ------------ --------------
Revenues
      Crude Oil Production           $     7,994     $    11,352   $    16,739
                                     ------------    ------------  ------------

 Costs and Expenses
    Consulting                             9,128           9,128         9,128
    Professional Fees                     11,205          31,469        43,469
    Occupancy Expense                      3,000           7,500         9,750
    Stock Transfer Fees                    2,810           5,678         5,679
    Other General & Administrative        11,620          18,146        20,876
                                     ------------    ------------  ------------
    Total Expenses                        28,635          62,793        79,774
                                     ------------    ------------  ------------
    Operating Loss                       (20,641)        (51,441)      (63,035)
                                     ------------    ------------  ------------
 Net Income (Loss)                   $   (20,641)        (51,441)  $   (63,035)
                                     ============    ============  ============

 Net Income (Loss) per share,
   basic and dilutive                $    (0.001)    $    (0.004)

Weighted average number of shares
 outstanding, basic and diluted       14,400,000      13,665,217
                                     ============    ============


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                         For the period
                                                                          of Inception,
                                           For the three   For the nine   from Jan. 8,
                                            months ended   months ended   2008 through
                                             January 31,    January 31,    January 31,
                                                2009           2009           2009
                                           -------------   ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                        $    (20,641)   $    (51,441)  $    (63,035)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Change in operating assets and
   liabilities:
    Increase (Decrease) in accounts
     receivable                                       -           5,387              -
      Increase (Decrease) in prepaids                                             (750)
                                           -------------   -------------  -------------
   Net Cash provided by (used by)
     operating activities                       (20,641)        (46,054)       (63,785)
                                           -------------   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of oil and gas working interests                    (90,000)      (190,000)
                                           -------------   -------------  -------------
   Net Cash (used by) Investing Activities            -         (90,000)      (190,000)
                                           -------------   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of Common Stock            -          90,000        254,054
                                           -------------   -------------  -------------
     Net Cash provided by Financing
       Activities                                     -          90,000        254,054
                                           -------------   -------------  -------------
 NET INCREASE (DECREASE) IN CASH                (20,641)        (46,054)           269

 CASH AT BEGINNING OF PERIOD                     20,910          46,323              -
                                           -------------   -------------  -------------
 CASH AT END OF PERIOD                     $        269    $        269   $        269
                                           =============   =============  =============
 CASH PAID FOR:
    Interest                               $          -    $          -   $          -
    Income Taxes                           $          -    $          -   $          -



    The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)


                                                                                   Accumulated
                                                Common Stock          Additional  Deficit During
                                            ---------------------      Paid-in      Development
                                            Shares         Amount      Capital         Stage          Total
                                            ------         ------     ----------  --------------      -----

Balances at January 8, 2008, Inception            -      $       -   $         -     $       -     $       -
Common stock issued for cash on
 January 14, 2008 at $0.098 per
 share                                    1,800,000          1,800        15,777                      17,577
Common stock issued for cash on
February 21, 2008 at $0.0977 per share    1,500,000          1,500       144,977                     146,477
Net loss, period ended April 30, 2008                                                  (11,594)      (11,594)
                                        ------------   ------------  ------------  ------------  ------------

Balances at April 30, 2008                3,300,000    $     3,300   $   160,754   $   (11,594)  $   152,460

Common stock issued for purchase
 of a working interest in wells
 at $0.30/sh.                               300,000            300        89,700                      90,000
                                        ------------   ------------  ------------  ------------  ------------

Balances before stock split
 October 17, 2008                         3,600,000    $     3,600   $   250,454   $   (11,594)  $   242,460

    Forward stock split, four-for-one    10,800,000         10,800       (10,800)                          0

Net loss, nine months ended \
 January 31, 2009                                                                      (51,441)      (51,441)
                                        ------------   ------------  ------------  ------------  ------------

Balances at January 31, 2009             14,400,000    $    14,400   $   239,654   $   (63,035)  $   191,019
                                        ============   ============  ============  ============  ============





    The accompanying notes are an integral part of these financial statements

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                January 31, 2009

1. Organization

   Daulton Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became engaged in the oil and gas industry.

   Current Business of the Company

   In February, 2008 the Company purchased a 20% working interest (16% net revenue Interest) in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the purchaser of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code. Payments to the Company for oil sold have been suspended.

   On July 30, 2008 the Company purchased a 5% working interest / 4% net revenue interest in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma. The purchase was paid in restricted common stock.



   Volumetric calculations of the wells have not been performed.

                        Property Acquisition Costs:

                                    Unproved

                  Mayberry No. 1 well           $100,000
                  Glencoe Wells                     90,000
                                                  --------
                                    $190,000

2. Summary of Significant Accounting Policies

   Basis of Presentation
   ---------------------

   The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

   Use of Estimates
   ----------------

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

   Cash and equivalents
   --------------------

   Cash and equivalents include investments with initial maturities of three months or less.

   Fair Value of Financial Instruments
   -----------------------------------

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

   Income Taxes
   ------------

   The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

   Going Concern
   -------------

   The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company experienced a loss of $51,441 in the nine months ended January 31, 2009 and $63,035 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

   Development-Stage Company
   -------------------------

   The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $63,035. The Company's working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

   Basic and Diluted Net Loss Per Share
   ------------------------------------

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

   The Company has no potentially dilutive securities outstanding as of January 31, 2009.

   The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended January 31, 2009. There is no comparable period in 2008.

      Numerator:
      ----------

      Basic and diluted net loss per share:

      Net Loss                              $ (51,441)

      Denominator

      Basic and diluted weighted average
        number of shares outstanding        13,665,217


      Basic and Diluted Net Loss Per Share  $  (0.004)
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

   The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During fiscal year 2008- 2009 the company did not record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

   The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company's experience of successful operations.

   Oil and Gas Revenue Recognition
   -------------------------------

   The Company applies the sales method of accounting for crude oil and natural gas revenue. Under thus method, revenues are recognized based on the actual volume of crude oil and natural gas sold to purchasers. Revenue from the sale of oil and gas is reported by the oil/gas gathering company monthly and paid two months in arrears.

   Accounts Receivable
   -------------------

   The Company's crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchaser, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the prior fiscal year ended April 30, 2008. Revenue payments were interrupted, however the receivable at the fiscal year end was received in May, 2008. There have been no payments since. No receivables are recorded at January 31, 2009 because of the uncertainty as to collection

4. Capital Structure

   During the period from inception through October 31, 2008 the Company entered into the following equity transactions:

      January 14, 2008:   sold 1,800,000 shares of common stock at $.01 per
                          share realizing $17,577.

      February 21, 2008:  sold  1,500,000  shares  of  common  stock at $.098 per share realizing $146,477.

      July 30, 2008:      issued 300,000 restricted common shares at a price of
                          $0.30 per share in payment for the working interest in six oil wells known as the Glencoe wells.

      October 16, 2008:   pursuant to the provisions of the Nevada Revised
                          Statutes, the Company's director adopted a resolution approving a four-for-one forward split of the Company's common stock and increasing the Company's authorized capitalization to 200,000,000 shares of common stock.

   As of January 31, 2009 the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 14,400,000 shares were issued and outstanding.

   The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none were issued and outstanding.

5. Commitments and Contingencies

   There were no commitments and contingencies in the nine months ended January 31, 2009.

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

      Daulton Capital has a 20% working interest (16% net revenue interest) in a oil well located in Creek County, Oklahoma. As of January 31, 2009 the well was producing, net to Daulton Capital's net revenue interest, two barrels of oil per day.

      On July 30, 2008 Daulton Capital acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, Daulton Capital issued 300,000 shares of its restricted common stock to the former owner of the working interests. As of January 31, 2009, five of the six wells were producing approximately 40 barrels (gross) of oil per day and 60 MCF (gross) of gas per day. The sixth well is being used as a saltwater disposal well.

      In June 2008 Semcrude, Inc., the purchaser of the oil produced by Daulton Capital's wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to Daulton Capital for oil sold have been temporarily suspended.

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

Contractual Obligations
-----------------------

      As of January 31, 2009 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

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

     There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

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

Item 5.  Other Information

     On October 16, 2008, and pursuant to the provisions the Nevada Revised Statutes, the Company's director adopted a resolution approving a four-for-one forward split of the Company's common stock and increasing the Company's authorized capitalization to 200,000,000 shares of common stock.

Item 6.   Exhibits

Number      Exhibit
------      -------

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DAULTON CAPITAL CORP.


Date: February 21, 2009                   /s/ Ryan Beamin
                                          ------------------------------------
                                          Ryan Beamin, President and Principal
                                          Financial and Accounting Officer