Form 10-K
period 2009-04-30
Daulton Capital Corp.
filed 2009-07-29
CIK 1437467

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended April 30, 2009
    OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                           Commission File No. - None

                              DAULTON CAPITAL CORP.
                       ---------------------------------
                 (Name of Small Business Issuer in its charter)

        Nevada                                       30-0459858
---------------------------------           ----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

                           39 New Brighton Manor S.E.
                        Calgary, Alberta, Canada T2Z 4G8
                       ----------------------------------
                     (Address of Principal Executive Office)

Registrant's telephone number, including Area Code: (888) 387-1403 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2008 was approximately $-0-.

As of June 30, 2009, the Company had 14,400,000 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

ITEM 1.    DESCRIPTION OF BUSINESS

      Daulton Capital was incorporated in Nevada on January 8, 2008 and plans to be involved in the exploration and development of oil and gas.

      Daulton Capital plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Daulton Capital may attempt to acquire leases or other interests in the area. Daulton Capital may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      Daulton Capital may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

     o    purchase producing oil or gas properties.

      Daulton Capital's activities will primarily be dependent upon available financing.

      Daulton Capital has a 20% working interest (16% net revenue interest) in an oil and gas lease covering 20 acres in Creek County, Oklahoma. As of June 30, 2009 the well was producing approximately two barrels of oil per day, net to Daulton Capital's interest.

      On July 30, 2008 Daulton Capital acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells Daulton Capital issued 300,000 shares of its restricted common stock to the former owner of the working interest. As of June 30, 2009, the wells were shut in and not producing.

      In June 2008 Semcrude, Inc., the purchaser of the oil produced by Daulton Capital's wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to Daulton Capital for oil sold have been temporarily suspended.

      On October 16, 2008, and pursuant to the provisions the Nevada Revised Statutes, the director of Daulton Capital adopted a resolution approving a four-for-one forward split of Daulton Capital's common stock and increasing Daulton Capital's authorized capitalization to 200,000,000 shares of common stock. Unless otherwise indicated, all per-share data in this report has been revised to reflect the forward stock split.

     On April 25, 2009 Daluton Capital signed an agreement to acquire approximately 90% of the outstanding shares of Energy Solutions People Inc. in exchange for 7,234,034 shares of Daulton's common stock. Energy Solutions was incorporated in Nevada in September 2007. Shortly after its formation, Energy Solutions acquired the rights to various renewable energy products, the most significant of which are wind turbines and solar powered electrical generators. This agreement was subsequently terminated.

      The following table shows, as of June 30, 2009, by state or region, Daulton Capital's producing wells, Developed Acreage and Undeveloped Acreage, excluding service (injection and disposal) wells:

State       Productive Wells (1)   Developed Acreage   Undeveloped  Acreage (1)
             Gross         Net     Gross         Net     Gross           Net

Oklahoma       1           0.16      20          3.2       --            --


(1) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of June 30, 2009 the status of Daulton Capital's gross developed and undeveloped acreage.

State             Gross Acreage    Held by Production    Not Held by Production

Oklahoma              20                  20                      --

      Acres Held By Production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the lease acreage. At the time oil or gas is produced from wells drilled on the leased acreage the lease is considered to be Held By Production.

      Daulton Capital does not own any Overriding Royalty Interests.

      Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Drilling title opinions are always prepared before commencement of drilling operations; however, as is customary in the industry.

      Daulton Capital is not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, Daulton Capital has not had, nor does it now have, any long-term supply or similar agreement with any government or governmental authority.

GOVERNMENT REGULATION

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which Daulton Capital plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

      The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

      FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. Daulton Capital does not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      Daulton Capital's sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to Daulton Capital's oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from Daulton Capital's properties. The federal and state regulatory burden on the oil and natural gas industry increases Daulton Capital's cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, Daulton Capital is unable to predict the future cost or impact of complying with those laws.

COMPETITION AND MARKETING

      Daulton Capital will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. Daulton Capital may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

      Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. Daulton Capital will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect Daulton Capital's ability expeditiously to drill, complete, recomplete and work-over its wells. However, Daulton Capital has not experienced and does not anticipate difficulty in obtaining supplies, materials, drilling rigs, equipment or tools.

      Daulton Capital does not refine or otherwise process crude oil and condensate production. Substantially all of the crude oil and condensate production from Daulton Capital's well is sold at posted prices under short-term contracts, which is customary in the industry.

      The market for oil and gas is dependent upon a number of factors beyond Daulton Capital's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Increased imports of natural gas may adversely affect the market for domestic natural gas.

      The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. Daulton Capital is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

     Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition. Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

GENERAL

      Daulton Capital has never been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings. Since Daulton Capital is engaged in the oil and gas business, it does not allocate funds to product research and development in the conventional sense. Daulton Capital does not have any patents, trade-marks, or labor contracts. With the exception of Daulton Capital's oil and gas leases, Daulton Capital does not have any licenses, franchises, concessions or royalty agreements. Backlog is not material to an understanding of Daulton Capital's business. Daulton Capital's business is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of federal government.

         As of June 30, 2009 Daulton Capital did not have any full time employees.

ITEM 1A.   RISK FACTORS

      Not applicable.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.    PROPERTIES

      See Item 1 of this report for information concerning Daulton Capital's oil and gas properties.

      Daulton Capital's offices are located at 39 New Brighton Manor S.E., Calgary, Alberta, Canada T2Z 4G8. The 550 square feet of office space is occupied under a lease requiring rental payments of $1,000 per month.

ITEM 3.    LEGAL PROCEEDINGS

      Daulton Capital is not involved in any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

      On September 4, 2008 Daulton Capital's common stock was listed on the OTC Bulletin Board under the symbol "DLTN". On November 17, 2008, and in connection with Daulton Capital's four-for-one forward stock split, Daulton Capital's trading symbol was changed to "DULT". The following table shows the high and low sale prices of Daulton Capital's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.
                                             Closing Sale Price
                                                Common Stock
                                             -------------------
            Quarter Ended                    High           Low

            October 31, 2008                  *               *
            January 31, 2009                  *               *
            April 30, 2009                  $0.83          $0.25


*   Daulton Capital's stock did not trade during this period.

      As of June 30, 2009 there were approximately 60 holders of Daulton Capital's common stock.

      The market price of Daulton Capital's common stock is subject to significant fluctuations in response to, and may be adversely affected by (i) variations in quarterly operating results, (ii) developments in the oil and gas industry generally and more particularly within the geographically and geological areas that the Company owns and operates properties, and (iii) general stock market conditions.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Daulton Capital's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       Daulton Capital's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow Daulton Capital's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of Daulton Capital's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by Daulton Capital's management.

ITEM 6.    SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Daulton Capital has a 20% working interest (16% net revenue interest) in a oil well located in Creek County, Oklahoma. As of June 30, 2009 the well was shut in and not producing.

      On July 30, 2008 Daulton Capital acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, Daulton Capital issued 300,000 shares of its restricted common stock to the former owner of the working interests. As of June 30, 2009, the six wells were shut in and not producing.

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

Contractual Obligations

      As of June 30, 2009 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

      Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

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

      There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the year ended April 30, 2009 that have affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

      Ryan Beamin, Daulton Capital's President and Principal Financial Officer, evaluated the effectiveness of Daulton Capital's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Daulton Capital's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

     The management of Daulton Capital is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of

Daulton Capital's principal executive officer and principal financial officer and implemented by Daulton Capital's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Daulton Capital's financial statements in accordance with U.S. generally accepted accounting principles.

      Daulton Capital's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect Daulton Capital's transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Daulton Capital's financial statements in accordance with U.S. generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of Daulton Capital's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Daulton Capital's assets that could have a material effect on its financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the preparation of Daulton Capital's annual financial statements, management undertook an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Daulton Capital's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that Daulton Capital's internal control over financial reporting was effective as of April 30, 2009.

      This annual report does not include an attestation report of Daulton Capital's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Daulton Capital's independent registered public accounting firm pursuant to temporary rules of the SEC that permit Daulton Capital to provide only management's report on internal control in this annual report.

ITEM 9B.   OTHER INFORMATION

      Not applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      Daulton Capital's officer and director is listed below. Daulton Capital's directors will generally be elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Daulton Capital's executive officers are elected by its board of directors and serve at its discretion.

Name                    Age      Position

Ryan Beamin             32       President, Principal Executive Officer,
                                 Secretary and a Director

      The following is a brief description of Mr. Beamin's business background:

      Ryan Beamin has been an officer and director of Daulton Capital since January 8, 2008. Since 2000, Mr. Beamin has been a design engineer for Rangeland Engineering Ltd., a commercial pipe design firm providing services to the oil and gas industry in Northern Alberta. Mr. Beamin received a degree in Engineering Design and Drafting Technology (Piping Major) and a minor in Petroleum Industry Training Services from the Southern Alberta Institute of Technology.

      Daulton Capital does not have a compensation committee. Daulton Capital's Directors serve as its Audit Committee. Daulton Capital does not have a financial expert. Mr. Beamin is not independent as that term is defined Section 803 of the Listing Standards of the NYSE Amex.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued to Daulton Capital's officer during the period from Daulton Capital's inception (January 8, 2008) to April 30, 2009:

                                                             All Other
                                                              Annual
                                            Stock   Option    Compen-
Name and             Fiscal  Salary  Bonus  Awards  Awards    sation
Principal Position    Year     (1)    (2)    (3)     (4)        (5)       Total
------------------   ------  ------  -----  ------  ------   ---------   -------

Ryan Beamin,        2008/2009   --     --     --      --         --         --
President, Principal
Executive Officer
and Secretary

(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash)  earned.
(3) During the periods covered by the table, the value of Daulton Capital's shares issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that Daulton Capital could not properly report in any other column of the table.

      Stock Options. Daulton Capital has not granted any stock options and does not have any stock option plans in effect as of the date of June 30, 2009. In the future, Daulton Capital may grant stock options to its officers, directors, employees or consultants.

      Long-Term Incentive Plans. Daulton Capital does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. Daulton Capital does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors. Daulton Capital's directors do not receive any compensation their services as directors.

      Mr. Beamin plans to spend approximately 5% of his time on the business of Daulton Capital.

      Daulton Capital does not have any employment agreements with its officers or employees. Daulton Capital does not maintain any keyman insurance on the life or in the event of disability of any of its officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the ownership of Daulton Capital's common stock as of June 30, 2009 by each shareholder known by Daulton Capital to be the beneficial owner of more than 5% of Daulton Capital's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address                   Number of Shares        Percent of Class

Ryan Beamin                          7,280,000                    55%
39 New Brighton Manor S.E.
Calgary, Alberta
Canada  T2Z 4G8

All officers and directors           7,280,000                    55%
as a group (one person)

ITEM 13.   CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   DIRECTOR
           INDEPENDENCE

      The following lists all shares of Daulton Capital's common stock issued since its incorporation:
                                                           Consideration
    Shareholder          Date of Sale    Shares Issued    Paid for Shares

    Ryan Beamin             01/08          1,800,000         $18,000
    Ryan Beamin             02/08             20,000      $0.10 CDN per share
    Private Investors       02/08          1,480,000      $0.10 CDN per share
    Private Investor        07/08            300,000      Oil and gas property
                                           ---------
                                           3,600,000


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      John Kinross-Kennedy served as Daulton Capital's independent public accountant during the period from the inception of Daulton Capital (January 8, 2008) to April 30, 2008, and for the fiscal year ended April 30, 2009. The following table shows the aggregate fees billed to Daulton Capital during these periods ended April 30, 2009 by Mr. Kinross-Kennedy.

                                               2009           2008
                                               ----           ----

      Audit Fees                              2,500          3,000
      Audit-Related Fees                      1,150          1,514
      Financial Information Systems               0              0
      Design and Implementation Fees              0              0
      Tax Fees                                    0              0
      All Other Fees                              0              0


      Audit fees represent amounts billed for professional services rendered for the audit of Daulton Capital's annual financial statements and the reviews of the financial statements included in Daulton Capital's 10-Q reports during the fiscal year. Before Mr. Kinross-Kennedy was engaged by Daulton Capital to render audit services, the engagement was approved by Daulton Capital's Board of Directors.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number    Exhibit Name
-------   ------------

3.1       Articles of Incorporation, as amended

3.2       Bylaws

10.1 Agreement pertaining to acquisition of interest in oil and gas lease in Oklahoma.

31        Rule 13a-14(a) Certifications

32        Section 1350 Certifications

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To:  The Board of Directors and Shareholders
Link Resources Inc.
Reno, Nevada

I have audited the accompanying balance sheet of Daulton Capital Corporation as of April 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the year and period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses and is not yet able to cover its operating expenses. This raises substantive doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Daulton Capital Corporation as of April 30, 2009 and 2008 and the results of its operations, its stockholders' equity and its cash flows for the year and period then ended, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

s/b

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
July 24, 2009

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                              ASSETS
                                                       April 30,    April 30,
                                                          2009         2008
                                                      --------------------------
                                                                    (Restated)
Current Assets
  Cash and Cash Equivalents                           $       --     $ 46,323
  Accounts Receivable                                         --        5,387
  Prepaid Rent                                               750          750
                                                      ----------     --------
                                                             750       52,460
                                                      ----------     --------
Other Assets
  Oil and Gas Working Interest:  Mayberry No. 1          100,000      100,000
  Oil and Gas Working Interest:  Glencoe Wells            90,000           --
                                                      ----------     --------
                                                         190,000      100,000
                                                      ----------     --------
    TOTAL ASSETS                                      $  190,750     $152,460
                                                      ==========     ========

                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
                                                      $       --     $     --
                                                      ----------     --------
Commitments and contingencies (Note 5)

Stockholders' Equity
 Preferred Stock, $0.001 par value, 5,000,000 shares
  authorized;
     none outstanding as of April 30, 2009 and 2008.
 Common Stock, $0.001 par value, 200,000,000 shares
  authorized, 13,200,000 shares issued and outstanding
  as of April 30, 2008, 14,400,000 shares issued and
  outstanding as of April 30, 2009                        14,400       13,200
  Additional paid-in capital                             239,654      150,854
  Deficit accumulated in the development stage           (63,304)     (11,594)
                                                      ----------     --------
    Total Stockholders' Equity                           190,750      152,460
                                                      ----------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  190,750     $152,460
                                                      ==========     ========

     The accompanying notes are an integral of these financial statements

                              DAULTON CAPITAL CORPORATION
                              (A Development Stage Company)
                                 Statement of Operations


                                                                 For the period
                                                                  of Inception,
                         For the 3       For the      For the     from Jan. 8,
                        months ended    year ended  period ended   2008 through
                          April 30,      April 30,    April 30,      April 30,
                       2009       2008      2009         2008           2009
                       ----       ----   ----------  -----------    ------------
 Revenues
  Crude Oil Production $ 450    $  5,387   $ 13,402    $  5,387       $ 17,189
                       -----    --------   --------    --------       --------
 Costs and Expenses
   Consulting              -           -     10,728           -          9,128
   Professional Fees       -      12,000     31,889      12,000         43,469
   Occupancy Expense       -       2,250      7,500       2,250          9,750
   Stock Transfer Fees   275           -      5,678           -          5,954
   Other General &
      Administrative     444       2,731     20,045       2,731         21,320
                       -----    --------   --------    --------       --------

    Total Expenses       719      16,981     65,112      16,981         80,493
                       -----    --------   --------    --------       --------

    Operating Loss      (269)    (11,594)   (51,710)    (11,594)       (63,304)
                       -----    --------   --------    --------       --------

 Net Income (Loss)     $(269)   $(11,594)  $(51,710)   $(11,594)     $(63,304)
                       ======   ========   ========    ========      ========

 Net Income (Loss)
 per share, basic
 and diluted         $(0.000)   $ (0.001)  $ (0.003)   $ (0.001)

 Weighted average
 number of shares
 outstanding, basic
 and diluted       1,560,000  11,800,000 15,044,384  10,481,416
                   =========  ========== ==========  ==========


     The accompanying notes are an integral of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                       Accumulated
                                                         Additional   Deficit During
                                       Common Stock       Paid-in      Development
                                    Shares      Amount     Capital        Stage         Total
                                 ----------------------------------------------------------------

Balances at Inception, Jan. 8,
2008                                     -     $     -     $      -      $       -     $       -
Common stock issued for cash on
 January 14, 2008 at $0.098
 per share                       1,800,000        1,800      15,777                       17,577
Common stock issued for cash
on February 21, 2008 at
$0.0977 per share                1,500,000        1,500     144,977                      146,477
Net loss, period ended April
30, 2008                                                                   (11,594)      (11,594)
                                 ---------     --------    --------      ---------     ---------
Balances at April 30, 2008       3,300,000     $  3,300    $160,754      $ (11,594)     $152,460

Common stock issued for
purchase of a working
interest in wells at
$0.30 per share October 16,
2008                               300,000          300      89,700                       90,000
                                 ---------     --------    --------      ---------     ---------
Balances before stock split
Oct. 17, 2008                    3,600,000     $  3,600    $250,454      $ (11,594)    $ 242,460

Forward stock split,
four-for-one                    10,800,000       10,800     (10,800)                           0

Net loss, year ended
April 30, 2009                                                             (51,710)      (51,710)
                                 ---------     --------    --------      ---------     ---------
Balances at April 30, 2009      14,400,000     $ 14,400    $239,654      $ (63,304)    $ 190,750
                                =========      ========    ========      =========     =========


     The accompanying notes are an integral of these financial statements

                              DAULTON CAPITAL CORPORATION
                             (A Development Stage Company)
                                Statement of Cash Flows


                                                                 For the period
                                                                  of Inception,
                         For the 3       For the      For the     from Jan. 8,
                        months ended    year ended  period ended   2008 through
                          April 30,      April 30,    April 30,      April 30,
                       2009       2008      2009         2008           2009
                       ----       ----   ----------  -----------    ------------
Cash Flows From
Operating Activities
Net Income (Loss)      $(269)   $(11,594)  $(51,710)   $(11,594)     $ (63,304)
Adjustments to
reconcile net loss to
net cash used by
operating activities:
Change in operating
assets and liabilities:
 Accounts receivable       -      (5,387)     5,387      (5,387)             -
 Prepaids                  -        (750)         -        (750)          (750)
                       -----    --------   --------    --------       --------
 Net Cash provided by
 (used by) operating
 activities             (269)    (17,731)   (46,323)    (17,731)       (64,054)
                       -----    --------   --------    --------       --------
Cash Flows From
Investing activities
Purchase working
interest in wells          -    (100,000)   (90,000)   (100,000)      (190,000)
                       -----    --------   --------    --------       --------
Net Cash (used by)
Investing Activities       -    (100,000)   (90,000)   (100,000)      (190,000)
                       -----    --------   --------    --------       --------
Cash Flows From
Financing Activities
Proceeds from the sale
of Stock                   -     164,054          -     164,054        254,054
                       -----    --------   --------    --------       --------
Common stock paid for
oil and gas working
interest                                     90,000
                       -----    --------   --------    --------       --------
Net Cash provided by
Financing Activities       -     164,054     90,000     164,054        254,054
                       -----    --------   --------    --------       --------
Net Increase
(Decrease) in Cash      (269)     46,323    (46,323)     46,323              -

Cash at beginning
of period                269           -     46,323           -              -
                       -----    --------   --------    --------       --------

Cash at end of period  $   -    $ 46,323   $      -    $ 46,323       $      -
                       =====    ========   ========    ========       ========
Cash Paid For:
  Interest             $   -    $      -   $      -    $      -       $      -
  Income Taxes         $   -    $      -   $      -    $      -       $      -

     The accompanying notes are an integral of these financial statements

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009


1.    Organization

      Daulton Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The company became engaged in the oil and gas industry.

      Current Business of the Company

      In February, 2008 the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the collector of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code. Payments to the Company for oil sold have been suspended.

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
                                            --------
                                            $190,000

      Impairment of these long lived assets was considered under SFAS 121. The wells are shut in pending the resolution of issues that arose during bankruptcy proceedings. The wells have not been depleted and are considered to retain their original value. An adjustment for impairment is not considered necessary.

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

      Fair Value of Financial Instruments

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of April 30, 2009 approximate their respective fair values, because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and prepaid expenses.

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

      Going Concern

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $51,710 in the year ended April 30, 2009 and $63,304 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

      Development-Stage Company

      The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $63,304. The Company's working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

      Basic and Diluted Net Loss Per Share

      Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      The Company has no potentially dilutive securities outstanding as of April 30, 2009.

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year and period ended April 30, 2009 and April 30, 2008, respectively. The weighted average number of shares outstanding as at April 30, 2008 has been restated to reflected the 4-to-1 forward stock split of October 17, 2008.

         Numerator:

                                                        2009          2008
          Basic and diluted net loss per share:
             Net Loss                               $ (51,710)      $(11,594)

         Denominator

           Basic and diluted weighted average
             number of shares outstanding          15,044,384     10,481,416

         Basic and Diluted Net Loss Per Share     $    (0.004)   $    (0.001)


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

      The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During fiscal years ending April 30, 2009 and 2008 the company did not record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

      Accounts Receivable

      The Company's crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the prior fiscal year ended April 30, 2008. Revenue payments were suspended and the wells were shut in. The receivable at the fiscal year end April 30, 2008 was received in May, 2008. There have been no payments since. No receivables are recorded at April 30, 2009.

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

        October 17, 2008 The Company effected a four-to-one forward stock split. There was no effect on stockholders' equity. Par value of $001 per share was unchanged.

      As at April 30, 2009, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 14,400,000 shares were issued and outstanding.

      The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none were issued and outstanding.

5.    Restatement of Financial Statements

      The financial statements of April 30, 2008 were restated retroactively to reflect the 4-to-one forward stock split of October 17, 2008. Issued and outstanding Common Stock, and Additional paid-in capital, were adjusted accordingly. There was no effect on stockholders' equity.

6.     Commitments and Contingencies

      There were no commitments and contingencies in the nine months ended January 31, 2009.

7.    Legal Proceedings

      There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of July 2009.


                                   DAULTON CAPITAL CORP.


                                   By:  /s/ Ryan Beamin
                                        --------------------------------
                                       Ryan Beamin, President, Principal
                                       Accounting Officer and Principal
                                       Financial Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Ryan Beamin
-----------------------
Ryan Beamin                         Director             July 17, 2009

                              DAULTON CAPITAL CORP.


                                    FORM 10-K

                                    EXHIBITS