Form 10-Q
period 2009-07-31
Daulton Capital Corp.
filed 2009-09-15
CIK 1437467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

                              DAULTON CAPITAL CORP.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                        None                     30-0459858
     ---------------             ------------------          ------------------
(State or other jurisdiction    (Commission File No.)          (IRS Employer
   of incorporation)                                         Identification No.)

                           39 New Brighton Manor S.E.
                        Calgary, Alberta, Canada T2Z 4G8
                     -------------------------------------
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (888) 387-1403
                                                           --------------

                                       N/A
                             ---------------------
          (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.     Yes ___       No _X_

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

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).   Yes ___        No _X_

         Class of Stock        No. Shares Outstanding             Date
         --------------        ----------------------             ----

           Common                  14,400,000               September 10, 2009

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                               ASSETS

                                                       July 31         April 30,
                                                        2009             2009
                                                     ----------       ----------
                                                     (Unaudited)
Current Assets
  Cash and Cash Equivalents                          $         -    $         -
  Accounts Receivable                                          -              -
  Prepaid Rent                                               750            750
                                                     ------------   ------------
                                                             750            750
                                                     ------------   ------------
Other Assets
  Oil and Gas Working Interest:  Mayberry No. 1          100,000        100,000
  Oil and Gas Working Interest:  Glencoe Wells            90,000         90,000
                                                     ------------   ------------
                                                         190,000        190,000
                                                     ------------   ------------
    TOTAL ASSETS                                     $   190,750    $   190,750
                                                     ============   ============

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities                                  $         -    $         -
                                                     ------------   ------------

Commitments and contingencies (Note 5)

Stockholders' Equity
  Preferred Stock, $0.001 par value, 5,000,000
   shares authorized; none outstanding as at
   July 31, 2009 and April 30,2008.
  Common Stock, $0.001 par value, 200,000,000
  shares authorized,
   14,400,000 shares issued and outstanding as
    at July 31, 2009
   14,400,000 shares issued and outstanding as
    at April 30, 2009                                     14,400         14,400
  Additional paid-in capital                             239,654        239,654
  Deficit accumulated in the development stage           (63,304)       (63,304)
                                                     ------------   ------------
    Total Stockholders' Equity                           190,750        190,750
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   190,750    $   190,750
                                                     ============   ============

    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                  For the period
                                           For the 3 months        of Inception,
                                                ended               from Jan. 8,
                                               July 31,            2008 through
                                       ------------------------       July 31,
                                         2009            2008            2009
                                       ------------------------     ------------

    Revenues
         Crude Oil Production        $        -      $    3,358     $   17,189
                                     -----------     -----------    -----------
    Costs and Expenses

    Consulting                                -               -          9,128
    Professional Fees                         -          18,164         43,469
    Occupancy Expense                         -           2,250          9,750
    Stock Transfer Fees                       -               -          5,954
    Other General & Administrative            -           5,059         21,320
                                     -----------     -----------    -----------
       Total Expenses                         -          25,473         80,493
                                     -----------     -----------    -----------
       Operating Loss                         -         (22,115)       (63,304)
                                     -----------     -----------    -----------
    Net Income (Loss)                $        -      $  (22,115)    $  (63,304)
                                     ===========     ===========    ===========

    Net Income (Loss) per share,
          basic and diluted          $        -      $   (0.002)

    Weighted average number of
     shares outstanding, basic
     and diluted                     14,400,000      13,200,000
                                     ===========     ===========


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                 For the period
                                             For the 3 months     of Inception,
                                                  ended           from Jan. 8,
                                                 July 31,          2008 through
                                        -------------------------     July 31,
                                           2009           2008          2009
                                        ----------     ----------  -------------
Cash Flows From Operating Activities
  Net Income (Loss)                    $        -     $  (22,115)   $  (63,304)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Change in operating assets and
   liabilities:
    Accounts receivable                         -          5,387             -
    Prepaids                                                              (750)
                                       -----------    -----------   -----------
     Net Cash provided by (used by)
      operating activities                      -        (16,728)      (64,054)
                                       -----------    -----------   -----------
Cash Flows From Investing activities
  Purchase working interest in wells            -                     (190,000)
   Net Cash (used by) Investing
    Activities                                  -              -      (190,000)
                                       -----------    -----------   -----------

Cash Flows From Financing Activities
  Proceeds from the sale of Stock               -                      254,054
  Common stock paid for oil and gas
   working interest
  Net Cash provided by Financing
   Activities                                   -              -       254,054
                                       -----------    -----------   -----------

    Net Increase (Decrease) in Cash             -        (16,728)            -

      Cash at beginning of period               -         46,323             -
                                       -----------    -----------   -----------
    Cash at end of period              $        -     $   29,595    $        -
                                       ===========    ===========   ===========

    Cash Paid For:
          Interest                     $        -     $        -    $        -
          Income Taxes                 $        -     $        -    $        -


    The accompanying notes are an integral part of these financial statements

                           DAULTON CAPITAL CORPORATION
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                          Accumulated
                                                                            Additional   Deficit During
                                                      Common Stock           Paid-in      Development
                                               Shares             Amount     Capital          Stage          Total
                                               ------             ------    ----------   ---------------    -------


 Balances at Inception, Jan. 8, 2008                -          $        -   $        -     $        -      $        -
 Common stock issued for cash on
  January 14, 2008 at $0.098
  per share                                 1,800,000               1,800       15,777                         17,577
 Common stock issued for cash on
  February 21, 2008 at $0.0977
  per share                                 1,500,000               1,500      144,977                        146,477
 Net loss, period ended April 30, 2008                                                        (11,594)        (11,594)
                                           -----------         -----------  -----------    -----------     -----------
   Balances at April 30, 2008               3,300,000          $    3,300   $  160,754     $  (11,594)     $  152,460

 Common stock issued for purchase
  of a working interest in wells at
  $0.30 per share October 16, 2008            300,000                 300       89,700                         90,000
                                           -----------         -----------  -----------    -----------     -----------
 Balances before stock split
  Oct. 17, 2008                             3,600,000          $    3,600   $  250,454     $  (11,594)     $  242,460

 Forward stock split, four-for-one         10,800,000              10,800      (10,800)                             -

 Net loss, year ended April 30, 2009                                                          (51,710)        (51,710)
                                           -----------         -----------  -----------    -----------     -----------
   Balances at April 30, 2009              14,400,000          $   14,400   $  239,654     $  (63,304)     $  190,750

 Net income (loss), three months
  ended April 30, 2009                                                                              -               -
                                           -----------         -----------  -----------    -----------     -----------
   Balances at July 31, 2009               14,400,000          $   14,400   $  239,654     $  (63,304)     $  190,750
                                           ===========         ===========  ===========    ===========     ===========


    The accompanying notes are an integral part of these financial statements

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


1.    Basis of Presentation and Nature of Operations

      The interim financial statements as of and for the three months ended July 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

      These interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's April 30, 2009 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended July 31, 2009 are not necessarily indicative of results for the entire year ending April 30, 2010.

     Organization

      Daulton Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became engaged in the oil and gas industry.

     Current Business of the Company

      In February 2008 the Company purchased a 20% working interest (16% net revenue interest) in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the collector of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code. Payments to the Company for oil sold have been suspended.

      On July 30, 2008 the Company purchased a 5% working interest (4% net revenue interest) in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma. The purchase was paid in restricted common stock.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


      Volumetric calculations of the wells have not been performed.

            Property Acquisition Costs:
            ---------------------------
                                              Unproved
                                              --------

               Mayberry No. 1 well            $100,000
               Glencoe Wells                    90,000
                                            ----------
                                              $190,000

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

      Fair Value of Financial Instruments
      -----------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of July 31, 2009 approximate their respective fair values, because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and prepaid expenses.

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


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

      Going Concern
      -------------

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. There was no activity in the first quarter of the current fiscal year. The Company experienced a loss of $51,710 in the recent year ended April 30, 2009 and $63,304 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and generate oil and gas revenue. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


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

      The Company has no potentially dilutive securities outstanding as of July 31, 2009.

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended July 31, 2009 and 2008, respectively. The weighted average number of shares outstanding as at July 31, 2008 has been restated to reflected the 4-to-1 forward stock split of October 17, 2008.

         Numerator:
         ----------
            Basic and diluted net loss per share:          2009          2008
                                                           ----          ----

            Net Loss                                  $     (  0)   $   (11,594)

         Denominator
         -----------
            Basic and diluted weighted average
              number of shares outstanding            14,400,000     13,200,000

         Basic and Diluted Net Loss Per Share         $   (0.000)   $    (0.002)
         -------------------------------------

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


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

      The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During fiscal years ending April 30, 2009 and 2008 and in the first quarter of 2009 the company did nor record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

      Accounts Receivable
      -------------------

      The Company's crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the prior fiscal year ended April 30, 2008. Revenue payments were suspended and the wells were shut in. The

                           Daulton Capital Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
                                   (Unaudited)


      final payment was received in May, 2008. There have been no payments since. No receivables are recorded at July 31, 2009.

4.    Capital Structure

      On October 17, 2008 the Company effected a four-to-one forward stock split. There was no effect on stockholders' equity. Par value of $001 per share was unchanged.

      As at July 31, 2009, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 14,400,000 shares were issued and outstanding.

      The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none were issued and outstanding.

5.   Commitments and Contingencies

      There were no commitments or contingencies as of July 31, 2009.

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

      Daulton Capital has a 20% working interest (16% net revenue interest) in a oil well located in Creek County, Oklahoma. As of September 10, 2009 the well was shut in and not producing.

      On July 30, 2008 Daulton Capital acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, Daulton Capital issued 300,000 shares of its restricted common stock to the former owner of the working interests. As of September 10, 2009, the six wells were shut in and not producing.

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

Contractual Obligations
-----------------------

      As of September 10, 2009 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

Item 4.T.   CONTROLS AND PROCEDURES

     Daulton Capital's management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the
Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Daulton Capital's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

      There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

      Terry Fields, Daulton Capital's President and Principal Financial Officer, evaluated the effectiveness of Daulton Capital's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Daulton Capital's disclosure controls and procedures were effective.

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


                                          DAULTON CAPITAL CORP.


Date: September 14, 2009                   /s/ Terry Fields
                                          ------------------------------------
                                          Terry Fields, President and Principal
                                          Financial and Accounting Officer