Form 10-Q
period 2009-10-31
Daulton Capital Corp.
filed 2009-12-21
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
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

                  N/A
 (Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes            No

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).Yes            No      X

Class of Stock	No. Shares Outstanding	Date

Common	57,600,000	October 31, 2009

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet

ASSETS

	October 31,	April 30,
	2009	2009
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable	-	-
Prepaid Rent	-	750
	-	750
Other Assets
Oil and Gas Working Interest: Mayberry No. 1	100,000	100,000
Oil and Gas Working Interest: Glencoe Wells	90,000	90,000
	190,000	190,000

TOTAL ASSETS	$190,000	$190,750

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities	$-	$-

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at October 31, 2009 and April 30, 2008.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
57,600,000 shares issued and outstanding as at October 31, 2009
57,600,000 shares issued and outstanding as at April 30, 2009	57,600	57,600
Additional paid-in capital	196,454	196,454
Deficit accumulated in the development stage	(64,054)	(63,304)

Total Stockholders' Equity	190,000	190,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,000	$190,750

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 6 months ended		2008 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Revenues
Crude Oil Production	$-	$-	$-	$3,359	$17,189

Costs and Expenses

Consulting	-	-	-	-	9,128
Professional Fees	-	2,100	-	20,264	43,469
Occupancy Expense	750	2,250	750	4,500	10,500
Stock Transfer Fees	-	2,869	-	2,869	5,954
Other General & Administrative	-	1,466	-	6,526	21,320

Total Expenses	750	8,685	750	34,159	81,243

Operating Loss	(750)	(8,685)	(750)	(30,800)	(64,054)

Net Income (Loss)	$(750)	$(8,685)	$(750)	$(30,800)	$(64,054)

Net Income (Loss) per share, basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.001)

Weighted average number of shares outstanding, basic and diluted	57,600,000	53,582,608	57,600,000	54,216,176

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 6 months ended		2008 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009
Cash Flows From Operating Activities
Net Income (Loss)	$-	$(8,685)	$-	$(30,800)	$(64,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts receivable				5,387
Prepaids
Net Cash provided by (used by) operating activities	-	(8,685)	-	(25,413)	(64,054)

Cash Flows From Investing activities
Purchase working interest in wells					(190,000)
Net Cash (used by) Investing Activities	-	-	-	-	(190,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock					254,054
Common stock paid for oil and gas working interest
Net Cash provided by Financing Activities	-	-	-	-	254,054

Net Increase (Decrease) in Cash	-	(8,685)	-	(25,413)	-

Cash at beginning of period	-	29,595	-	46,323	-

Cash at end of period	$-	$20,910	$-	$20,910	$-

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per share	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Net loss, 6 months ended October 31, 2009				(750)	(750)

Balances at October 31, 2009	57,600,000	$57,600	$196,454	$(64,054)	$190,000

The accompanying notes are an integral part of these financial statements

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

1.	Basis of Presentation and Nature of Operations

The unaudited interim financial statements as of and for the six months ended October 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2009 report.   The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the six month period ended October 31, 2009 are not necessarily indicative of results for the entire year ending April 30, 2010.

Organization

Daulton Capital Corporation (the “Company”) was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.  The company became engaged in the oil and gas industry.

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
$190,000

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, 2009 approximate their respective fair values, because of the short-term nature of these instruments.  Such instruments normally consist of cash, accounts payable and prepaid expenses.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was no activity in the first two quarters of the current fiscal year.  The company experienced a loss of $51,710 in the recent year ended April 30, 2009 and $64,054 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $64,054. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of October 31, 2009.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended October 31, 2009 and  2008, respectively.  The weighted average number of shares outstanding as at October 31, 2008 and 2009 have been restated to reflected the 4-to-1 forward stock splits of October 17, 2008 and August 6, 2009.

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Numerator:

Basic and diluted net loss per share:	2009		2008
Net Loss	$	(750)	$(30,800)

Denominator:

Basic and diluted weighted average number of shares outstanding		57,600,000	54,216,176

Basic and Diluted Net Loss Per Share		$(0.000)	$(0.001)

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

If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense.  It’s costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made assessing the reserves and the well’s economic and operating feasibility.  The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During fiscal years ending April 30, 2009 and 2008 and in the first two quarters of 2009 the company did nor record any impairment.  Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

The Costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company’s experience of successful operations.

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Oil and Gas Revenue Recognition
The company applies the sales method of accounting for crude oil and natural gas revenue.  Under thus method, revenues are recognized based on the actual volume of crude oil and natural gas sold to purchasers.  Revenue from the sale of oil and gas is reported by the oil/gas gathering company monthly and paid two months in arrears.

Accounts Receivable

The Company’s crude oil revenue is normally paid two months in arrears by the oil purchasing company.  The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the fiscal year ended April 30, 2008.  Revenue payments were  suspended and the wells were shut in.  The final payment was received in May, 2008. There have been no payments since.   No receivables are recorded at October 31, 2009.

4.	Capital Structure

On October 17, 2008 the Company effected a four-to-one forward stock split of common stock. There was no effect on stockholders’ equity.  Par value of $001 per share remained unchanged.

On August 6, 2009 the stockholders by a majority vote approved a 4-for-1 forward split of the Company’s common stock.   There was no effect on stockholders’ equity and par value of $0.001 per share remained unchanged.

As at October 31, 2009, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 57,600,000 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

5.	Change in Management

On September 11, 2009, Ryan Beamin resigned as President, Secretary and Treasurer of the Company.  He was succeeded by Terry R. Fields, who assumed the offices of  President, Chief Executive Officer, Secretary and Treasurer.   Michael R. Mulberry was appointed Vice President and General Manager of Operations. On August 6, 2009 Mr. Fields and Mr. Mulberry were appointed directors.

6.	Commitments and Contingencies

There were no commitments or contingencies in the six months ended October 31, 2009.

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

7.	Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of April 30, 2009 and October 31, 2008 were restated to reflect retroactively the four-for-one forward stock split of August 6, 2009.

8.	Legal Proceedings

A complaint has been filed in District Court by the former corporation attorney for fees approximating $12,000.  A response has not yet been made.  The outcome and amount of this action are uncertain, therefore no recognition has been made in these financial statements. There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

Contractual Obligations

As of December 15, 2009 Daulton Capital did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Daulton Capital's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Daulton Capital on a timely basis, or if available, on acceptable terms.

Item 4.T.	CONTROLS AND PROCEDURES

Daulton Capital’s management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Daulton Capital’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

There were no changes in Daulton Capital’s internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, Daulton Capital’s internal control over financial reporting.

Terry Fields, Daulton Capital’s President and Principal Financial Officer, evaluated the effectiveness of Daulton Capital’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Daulton Capital’s disclosure controls and procedures were effective.

PART II

Item 1.	Legal Proceedings

A complaint has been filed in District Court by the former corporation attorney for fees approximating $12,000.  A response has not yet been made.  The outcome and amount of this action are uncertain, therefore no recognition has been made in these financial statements. There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 6. (a)	Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: December 21, 2009	/s/ Terry Fields
Terry Fields, Chief Executive Officer and Chief Financial Officer