Form 10-Q
period 2010-01-31
Daulton Capital Corp.
filed 2010-03-19
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

DAULTON CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	None	30-0459858
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (888) 387-1403

N/A
(Former name or former address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [_]                                                          Accelerated filer [_]

Non-accelerated filer [_]                                                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

Class of Stock	No. Shares Outstanding	Date

Common	57,600,000	January 31, 2010

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet

ASSETS

	January 31,	April 30,
	2010	2009
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$942	$-
Accounts Receivable	-	-
Prepaid Rent	-	750
	942	750
Other Assets
Oil and Gas Working Interest: Mayberry No. 1	100,000	100,000
Oil and Gas Working Interest: Glencoe Wells	90,000	90,000
	190,000	190,000

TOTAL ASSETS	$190,942	$190,750

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Subscriptions Received	10,164	-
Loans from Officers	45,292	-

	55,456	-

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at January 31, 2009 and April 30, 2008.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 57,600,000 shares issued and outstanding as at January 31, 2010 57,600,000 shares issued and outstanding as at April 30, 2009	57,600	57,600
Additional paid-in capital	208,900	196,454
Deficit accumulated in the development stage	(131,014)	(63,304)

Total Stockholders' Equity	135,486	190,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,942	$190,750

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
 (A Development Stage Company)
 Statement of Operations
 (Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 9 months ended		2008 through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Revenues
Crude Oil Production	$-	$7,994	$-	$11,352	$17,189

Costs and Expenses

Salary & Wages	45,000	-	45,000	-	45,000
Consulting	-	9,128	-	9,128	9,128
Professional Fees	17,147	11,205	17,147	31,469	60,616
Occupancy Expense	246	3,000	996	7,500	10,746
Stock Transfer Fees	-	2,810	-	5,678	5,954
Other General & Administrative	4,567	2,492	4,567	9,018	16,759

Total Expenses	66,960	28,635	67,710	62,793	148,203

Operating Loss	(66,960)	(20,641)	(67,710)	(51,441)	(131,014)

Net Income (Loss)	$(66,960)	$(20,641)	$(67,710)	$(51,441)	$(131,014)

Net Income (Loss) per share, basic and diluted	$(0.001)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding, basic and diluted	57,600,000	57,600,000	57,600,000	54,660,868

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
 (A Development Stage Company)
 Statement of Cash Flows
 (Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 9 months ended		2008 through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(66,960)	$(20,641)	$(67,710)	$(51,441)	$(131,014)
Adjustments to reconcile net loss to net cash used by operating activities:			.
Change in operating assets and liabilities:
Accounts receivable				5,387
Accounts Payable
Prepaids			750
Subscriptions Received	10,164		10,164		10,164
Net Cash provided by (used by) operating activities	(56,796)	(20,641)	(56,796)	(46,054)	(120,850)

Cash Flows From Investing activities
Purchase working interest in wells				(90,000)	(190,000)
Net Cash (used by) Investing Activities	-	-	-	(90,000)	(190,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock				90,000	254,054
Proceeds of loans from officers	45,292		45,292		45,292
Contribution of capital	12,446		12,446		12,446
Net Cash provided by Financing Activities	57,738	-	57,738	90,000	311,792

Net Increase (Decrease) in Cash	942	(20,641)	942	(46,054)	942

Cash at beginning of period	-	20,910	-	46,323	-

Cash at end of period	$942	$269	$942	$269	$942

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
 (A Development Stage Company)
 Statement of Stockholders' Equity (Deficit)
 For the period from Inception, January 8, 2008, to January 31, 2010
 (Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-
Common stock issued for cash on
January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on
February 21, 2008 at $0.0977 per share	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$52,460

Common stock issued for purchase
of a working interest in wells at
$0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,446		12,446
Net loss, 9 months ended January 31, 2010				(67,710)	(67,710)

Balances at January 31, 2010	57,600,000	$57,600	$208,900	$(131,014)	$135,486

The accompanying notes are an integral part of these financial statements

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended January 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2009 report.   The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the nine month period ended January 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2010.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2010 approximate their respective fair values, because of the short-term nature of these instruments.  Such instruments normally consist of cash, accounts payable and prepaid expenses.

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

Recent Accounting Pronouncements

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited activity in the first two quarters of the current fiscal year.  The company experienced a loss of $67,710 in the nine months ended January 31, 2010 and $131,014 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $131,014. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of January 31, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended January 31, 2010 and  2009, respectively.  The weighted average number of shares outstanding as at January 31, 2009 has been restated to reflect the 4-to-1 forward stock splits of August 6, 2009.

Numerator:

Basic and diluted net loss per share:	2010		2009
Net Loss	$	(67,710)	$	(51,440)

Denominator:

Basic and diluted weighted average number of shares outstanding		57,600,000		54,660,868

Basic and Diluted Net Loss Per Share		$(0.001)		(0.001)

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  The company  has not recorded any impairment to January 31, 2010.  Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

Accounts Receivable

The Company’s crude oil revenue is normally paid two months in arrears by the oil purchasing company.  The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the fiscal year ended April 30, 2008.  Revenue payments were  suspended and the wells were shut in.  The final payment was received in May, 2008. There have been no payments since.   No receivables are recorded at January 31, 2010.

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

As at January 31, 2010, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 57,600,000 shares were issued and outstanding.

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

There were no commitments or contingencies in the nine months ended January 31, 2010.

7.	Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of April 30, 2009 and January 31, 2009 were restated to reflect retroactively the four-for-one forward stock split of August 6, 2009.

8.           Legal Proceedings

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

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

9.           Subsequent Events

In February, 2010, the Company entered into option agreements with an individual, Shawn Ryan, for the purchase of two groups of mining claims in the Yukon Territory, Canada, known as the Ballarat Property and the Hunker Project.  The option on the Ballarat Property requires making staged cash payments and issuing common shares of the company on or before August 20, 2013, with the first payment of $30,000 due Aug 20, 2014.  The option on the Hunker Project requires an advance royalty payment of  $30,000 starting Aug 20, 2014.  Shawn Ryan retains a small net smelter interest in both properties.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This following information specifies certain forward-looking statements of our management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Forward-looking statements include, but are not limited to, statements relating to our future business and financial performance, our competitive position and other material future developments that you may take into consideration.

We believe it is important to communicate our expectations to our shareholders.  however, there may be events in the future that we are not able to accurately predict or over which we have no control.  the risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we described in our forward-looking statements, including among other things, competition in the industry in which we do business, legislation or regulatory environments, requirements or changes adversely affecting the businesses in which we are engaged, and general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results; accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

Company Overview

Daulton Capital Corp. (the “Company”) was incorporated on January 8, 2008. In February 2008 the Company sold 1,500,000 shares of its common stock at a price of $0.10 CDN per share to a group of private investors.

The Company has a 20% working interest (16% net revenue interest) in an oil well located in Creek County, Oklahoma.  As of September 10, 2009 the well was shut in and not producing.

On July 30, 2008 the Company acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, the Company issued 300,000 shares of its restricted common stock to the former owner of the working interests.  As of September 10, 2009, the six wells were shut in and not producing.

In June 2008 Semcrude, Inc., the purchaser of the oil produced by the Company's wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to the Company for oil sold have been temporarily suspended.

On February 23, 2010, the Company entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property”.  In addition, on February 25, 2010, the Company entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project”.

The Company plans to generate profits by drilling productive oil or gas wells and developing mining claims. However, the Company will need to raise funds from third parties to drill new wells and to excavate mining claims. The Company may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. The Company may not be successful in raising the capital needed to drill oil or gas wells or excavate the claims. In addition, any future wells which may be drilled by the Company may not be productive of oil or gas. The inability of the Company to generate profits may force the Company to curtail or cease operations.

The Company's future plans will be dependent upon the amount of capital the Company is able to raise. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.

Results of Operations for the Three Months Ended January 31, 2010

During the three month period ended January 31, 2010, the Company incurred an operating loss of $66,960.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and/or loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims or potential oil wells.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any claims.

Net Loss for the Nine Month Period Ended January 31, 2010

For the nine month period ended January 31, 2010, we recorded an operating loss of $67,710 compared to a loss of $62,793 for the comparative nine month period of the prior year.  The loss consists of: salary & wages $45,000 (2009 - $nil); consulting fees $nil (2009 - $9,128); professional fees $17, 147 (2009 - $31,469) ; occupancy expenses $996 (2009 - $7,500); stock transfer fees $nil (2009 - $5,678); and other general and administrative fees $4,567 (2009 - $9,018).

Cumulative Loss to January 31, 2010

We have not generated any revenues from operations since our incorporation through January 31, 2010.  We have incurred a cumulative loss of $131,014 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At January 31, 2010, we had assets of $942, consisting of cash and cash equivalents.  Total stockholders’ equity was $135,486 at January 31, 2010.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

The Company has not raised any equity from stock issuances during the three month period ended January 31, 2010.

Contractual Obligations

On February 23, 2010, the Company and Shawn Ryan, entered into an option agreement for the Company to purchase from Ryan an undivided interest in the mining claims of a property described as the Ballarat Property.  The option agreement provides the Company with the option to earn 100% interest in the Ballarat Property from Shawn Ryan by making installment cash payments and issuing common shares of the Company on or before Aug 20, 2013.  Ryan will retain a 2% net smelter return interest that requires an advance royalty payment in the amount of $30,000 starting Aug 20, 2014.  At the option of the Company, the net smelter return interest may be reduced to 1% upon making a $2 million dollar payment to Shawn Ryan.

The Company’s exploration plans for the Ballarat Property is to establish a soil and ground magnetic survey over the GSC anomalous silt drainage.  The soil sampling program will be followed up with a portable excavator trenching program that the Company believes will generate numerous quality drill targets.  The Ballarat Property consists of 38 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory, Canada.  The claim block is situated 3 miles south east of the Underworld resources, Black Fox Property.  The claim block covers 1900 acres or 7.6 square kilometers and straddles Ballarat Creek.

On February 25, 2010, the Company and Shawn Ryan, an individual entered into an additional option agreement for the Company to purchase from Shawn Ryan an undivided interest in the mining claims of a property described as the Hunker Project.  The option agreement provides the Company with the option to acquire 100% interest in the Hunker Project from Shawn Ryan by making installment cash payments and issuing common shares of the Company on or before Aug 20, 2013.  Shawn Ryan will retain a 2% net smelter return interest that requires an advance royalty payment in the amount of $30,000 starting Aug 20, 2014.  At the option of the Company, the net smelter return interest may be reduced to 1% upon making a $2 million dollar payment to Shawn Ryan.

The Hunker Project consists of 121 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory Canada.  The claim block is situated 15 miles south east of Dawson City and now stands at 6,000 acres or 24 square kilometers and straddles Hunker Creek, one of the Klondike’s famous gold producing placer creeks.

It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

ITEM 3.	QUANTITATIVE AND QUALIITATIVE DISCOLSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.T.	INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion Daulton Capital’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s President and Principal Financial Officer, Terry Fields, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.

Limitations on effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our management has concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance within the policies or procedures may determine.

PART II

ITEM 1.	LEGAL PROCEEDINGS

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

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

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended January 31, 2010.

ITEM 5.	OTHER INFORMATION.

Reports were filed by the Issuer on February 2, 2010 and March 2, 2010 respectively.  In reference to the Form 8-K filed on February 26, 2010, the first payment was due on or about March 15, 2010 for $25,000.  However, the Company has received from Shawn Ryan, pursuant to a written extension agreement attached hereto and incorporated by reference herein, a ten (10) day extension for such payment.

ITEM 6.	EXHIBITS

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Ballarat Extension Agreement dated March 14, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: March 19, 2010	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and Accounting Officer