Form 10-K
period 2010-04-30
Daulton Capital Corp.
filed 2010-08-13
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – None

DAULTON CAPITAL CORP.
(Name of Small Business Issuer in its charter)

Nevada	30-0459858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169
(Address of principal executive offices)

(888) 387-1403
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☐

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on October 31, 2009 (the Registrant’s most recently completed second fiscal quarter) was approximately $0.33.

As of July 14, 2010, the Company had 57,600,000 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").  Not Applicable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements." All statements other than statements of historical facts included in this report, regarding Daulton Capital Corp.'s financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

References in this Annual Report on Form 10-K (the “Annual Report”) to “we”, “us,” “our,” “Registrant,” Issuer”, “the Company,” and “Daulton Capital” mean Daulton Capital Corp., a Nevada corporation, unless the context otherwise requires.

DAULTON CAPITAL CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2010

PART I

Item 1.     Business.

Organizational History

Daulton Capital Corp. (“Company”) was incorporated in Nevada on January 8, 2008 with the intention of pursuing oil and gas exploration and development opportunities.

On February 15, 2008, the Company filed a Certificate of Amendment to increase our authorized stock into 50,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value.

On October 17, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State effecting a four-for-one forward stock split of our common stock and increasing the our authorized capitalization to 200,000,000 shares of common stock.

On August 7, 2009, the Company filed a Certificate of Amendment to affect a four-for-one forward split of our common stock.

Operational History

The Company acquired a 20% working interest (16% net revenue interest) in an oil well located in Creek County, Oklahoma (“Creek Well”).  As of April 30, 2010, the Creek Well was shut in and not producing.

On July 30, 2008, the Company acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma (“Pawnee Wells”).  In consideration for assignment of the working interest in the Pawnee Wells, the Company issued 300,000 restricted shares of the Company’s common stock to the former owner of the working interest. As of April 30, 2010, the Pawnee Wells were shut in and not producing.

In June 2008, Semcrude, Inc., the purchaser of the oil produced by the Creek Well and Pawnee Wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to the Company for oil sold have been suspended.

On  April  25,  2009, the Company signed  an  agreement  to  acquire approximately  90% of the outstanding  shares of Energy Solutions People Inc. in exchange for 7,234,034  restricted shares of the Company’s common stock.  Energy Solutions was incorporated in Nevada in September 2007.  Shortly after its formation, Energy Solutions acquired the rights to various renewable energy products, the most significant of which are wind turbines and solar powered electrical generators.  This agreement was subsequently terminated.

On February 22, 2010, the Company entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, the Company entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”

General Overview of Business

As of April 30, 2010, the Company has abandoned all of our oil and gas prospects.  The Company plans to evaluate mining prospects and participate in mining activities on those prospects, which in the opinion of management are favorable. If, through the Company’s review, a geographical area indicates geological and economic potential, the Company may attempt to acquire leases or other interests in the area.  The Company may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners.

The Company may also:

•	Acquire a working interest in one or more prospects from others and participate with the other working interest owners in mining, or

•	Purchase producing mining properties.

Our activities will primarily be dependent upon available equity and debt financing.

Oil and Gas Prospects

The Company has abandoned all of its oil and gas prospects, which included the 20% working interest (16% net revenue interest) in the Creek Well and the 5% working interest (4% net revenue interest) in Pawnee Wells.  Impairment of these long-lived assets was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves was considered to be zero.  The Creek well and Pawnee Wells were considered 100% impaired in April 2010 and written down accordingly.

Mining Interests

The Company is currently engaged in the business of exploration of precious metals with a focus on the exploration and development of quartz deposits in North America.  As of the date of this Annual Report, the Company’s mineral interests consist mainly of option agreements on exploration stage properties.  The Company has not established any proven or probable reserves on our mineral property interests.

Ballarat

On February 22, 2010, the Company and Shawn Ryan, an individual (“Ryan”), entered into the “Ballarat Option Agreement” that granted the  Company the right to purchase from Ryan an undivided interest in the mining claims on a property described as the “Ballarat Property.”  The Ballarat Option Agreement provided the Company with the option to acquire a 100% interest in the Ballarat Property from Ryan by making staged cash payments and issuing a total of 1,250,000 shares of common shares of stock of the Company on or before February 15, 2014.

Pursuant to the Ballarat Option Agreement, Ryan  retained a 2% net smelter return interest that requires an advance royalty payment for $30,000 starting Aug 20, 2014.  At the option of the Company, the net smelter return interest may be reduced to 1% upon making a $2 million dollar payment to Ryan.  The Company’s exploration plans for the Ballarat Property is to establish a soil and ground magnetic survey.  The soil-sampling program will be followed up with a portable excavator-trenching program that the Company believes will generate numerous quality drill targets.

Pursuant to the Ballarat Option Agreement, the first payment of $25,000 was due to Ryan on or about March 15, 2010.  However, the Company and Ryan entered into the “Ballarat Extension Agreement” to extend such payment by 10 days.  The Company has since paid Ryan the first payment of $25,000.

On March 31, 2010, the Company entered into an “Amendment to Ballarat Option Agreement” which amended the Ballarat Option Agreement as follows: (a) the Ballarat Property shall consist of 94 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory, Canada and (b) the claim block shall cover approximately 19 square kilometers and straddle Ballarat Creek.

Hunker

On February 25, 2010, the Company and Ryan entered into the “Hunker Option Agreement” for the Company to acquire from Ryan an undivided interest in the mining claims of a property described as the “Hunker Project.”  The Hunker Option Agreement granted  the Company  the option to earn 100% interest in the Hunker Project from Ryan by making staged cash payments and issuing a total of 1,000,000 shares of common stock of the Company to Ryan on or before February 15, 2014. Ryan shall retain a 2% net smelter return interest that requires an advance royalty payment for $30,000.  At the option of the Company, the net smelter return interest of Ryan may be reduced to 1% upon making a $2 million dollar payment to Ryan.  The Company has paid Ryan the first payment of $25,000.

The Hunker Project consists of 121 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory Canada.  The claim block is situated 15 miles southeast of Dawson City and now stands at 6,000 acres or 24 square kilometers and straddles Hunker Creek.

Government Regulation of Mining Interests

The Company’s exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters.  Mining exploration is also subject to risks and liabilities associated with pollution of the environment and the disposal of waste products occurring  as a result of mineral exploration and production.  Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities.  Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

The Company’s exploration and production activities are subject to certain regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, the Company may be subject to regulation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  However, such laws and regulations, whether foreign or domestic, are frequently changed and we are unable to predict the ultimate cost of compliance.  Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Exploration operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations.  Mining operations are also subject to foreign, federal, state, and  local  laws and  regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on results of the Company.  Additionally, the Company may be subject to liability for pollution or other environmental damages, which the Company may elect not to insure against due to prohibitive premium costs and other reasons.  As of the date of this Annual Report, the Company has not been required to spend any material amount on compliance with environmental regulations.  However, the Company may be required to do so in future and this may affect the  ability of the Company to expand or maintain its operations.

Competition and Marketing of Mining Interests

The Company operates in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral-based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties.  Many of  the competitors of the Company have substantially greater financial resources, staff and facilities than the Company. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects.  Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, the Company may not be successful in acquiring and developing profitable properties in the face of this competition.  No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

General

The Company has never been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings.  Since the Company is engaged in the mining business, the Company does not allocate funds to product research and development in the conventional sense.  The Company does not have any patents, trademarks, or labor contracts.  The Company does not have any licenses, franchises, concessions or royalty agreements.  The business of the Company is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of federal government.

As of April 30, 2010, the Company did not have any full time employees.

Item 1a.     Risk Factors.

You should consider each of the following risk factors and any other information set forth herein and in the Company's reports filed with the SEC, including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occur, the Company's business and financial results or prospects could be harmed. In that case, the value of the common stock could decline.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

The Company recently began operations and have only nominal revenues. The Company will require additional financing to sustain its business operations if the Company is not successful in earning significant revenues in the future.  The Company currently does not have any arrangements for additional financing and may not be able to obtain financing when required.

BECAUSE THE COMPANY WILL NEED ADDITIONAL FINANCING TO FUND OUR CONTINUING GROWTH, THE COMPANY’S AUDITORS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  The Company’s auditors have issued a going concern opinion and have raised substantial doubt regarding the ability of the Company to  continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets.  This is a significant risk to our shareholders of the Company’s common stock because there is an increased risk the Company may not be able to generate and/or raise enough capital to remain operational for an indefinite period.  Potential investors should also be aware of the difficulties normally encountered by new business ventures and the high rate of failure of such enterprises.  The auditor’s going concern opinion may inhibit the  ability of the Company to raise sufficient financing remain operational for an indefinite period resulting in investors failing to receive any return on their investment.

BECAUSE THE COMPANY HAS ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, THE COMPANY FACES A HIGH RISK OF BUSINESS FAILURE.

The mineral exploration and mining operations of the Company constitutes a new business venture. As a result, the Company has limited financial information on which you can evaluate the Company’s performance.  The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.  The Company has just begun the initial stages of its business plan.  As a result, the Company has no way to evaluate the likelihood of its ability to operate the business successfully.  The Company has earned minimal revenues as of the date of this Annual Report, and thus face a high risk of business failure.

GENERAL ECONOMIC AND MARKET CONDITIONS

The success of the Company's activities may be affected by general economic conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and national and international political circumstances may affect the success of the Company.

Mineral excavation, the industry of which the Company is involved, may adversely change, thereby reducing the value of our shares of common stock.  The general economic prospects of the United States or any general fluctuations in the capital markets may also affect the value of the shares of common stock.

THE COMPANY MAY EXPERIENCE FLUCTUATIONS IN ITS OPERATING RESULTS.

The Company may experience fluctuations in our operating results due to a number of factors, including the level of  expenses, the degree to which the Company  encounters competition in our markets and general economic conditions.  As a result, of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR OUR FUTURE SUCCESS. IF WE LOSE ANY MEMBER OF OUR MANAGEMENT TEAM, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY COULD BE SIGNIFICANTLY HARMED.

The Company will depend on the diligence, skill and network of business contacts of the members of our management team. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Mr. Terry Fields. The departure of Mr. Fields could have a material adverse effect on our ability to achieve our business objectives.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE OUR FUTURE GROWTH EFFECTIVELY.

The Company is subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our business objectives will depend on our ability to grow. In the future, will need to hire, train, supervise and manage new employees.  Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR EXPLORATION ACTIVITIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR BUSINESS PLAN.

The Company's long-term success depends on our ability to establish commercially recoverable quantities of ore that can be developed into commercially viable mining operations.  Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor.

The success of mineral exploration is determined in part by the following factors:

•	Identification of potential mineralization based on superficial analysis;
•	Availability of government-granted exploration permits;
•	The quality of management and geological and technical expertise; and
•	The capital available to us for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis to develop processes to extract minerals and to develop the mining and processing facilities at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, but are not limited to the particular attributes of the deposit and government  regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental  protection.  We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially viable mineral reserves.  The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations.

OUR ACTIVITIES WILL BE SUBJECT TO EXISTING FOREIGN, FEDERAL AND STATE LAWS AND REGULATIONS GOVERNING THE ENVIRONMENTAL AND POLLUTION CONTROL.

Compliance with environmental requirements and reclamation laws imposed by foreign, federal, state, and local governmental authorities may necessitate significant capital outlays and may materially affect our future earnings. It is impossible to predict the impact of environmental legislation and regulations on our operations in the future although compliance may necessitate significant capital outlays, materially affect our earning power or cause material changes in our intended business. In addition, we may be exposed to potential liability for pollution and other damages.

THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL.

The mineral exploration industry is intensely competitive, and we will compete with other companies that have greater resources.  Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis.  These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial resources permit.  In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices.  Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, because we have fewer financial resources than many companies in our industry, we will be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

Item 1b.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

See Item 1 of this report for information concerning our mining prospects.

The Coompany’s offices are located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.  The Company leases office space requiring rental payments of $246.00 per month.  The Company believes this office space if sufficient to meet its immediate needs.

Item 3.	Legal Proceedings.

A complaint was filed for attorney’s fees in Superior Court, and a judgment was obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment has been paid by the Company and thus satisfied.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business.  Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved as either plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the high and low sale prices of Daulton Capital’s common stock during the periods presented as reported by the NASD.  The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

	Closing Sale Price
	Common Stock
Quarter Ended	High	Low
October 31, 2008	*	*
January 29, 2009	*	*
April 30, 2009	$0.37	$0.37
July 31, 2009	$0.30	$0.30
October 30, 2009	$0.70	$0.56
January 29, 2010	$0.62	$0.57
April 30, 2010	$0.34	$0.31

*	The Company’s stock did not trade during this period.

As of April 30, 2010 there were approximately 8 holders of the Company’s common stock.

The market price of the Company's common stock is subject to significant fluctuations in response to, and may be adversely affected by (i) variations in quarterly operating results, (ii) developments in the mining industry generally and more particularly within the geographically and geological areas that the Company owns and/or operates properties, and (iii) general stock market conditions.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors are not restricted from paying any dividends but are not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

The Company's Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

Recent Sales of Unregistered Securities

During the fiscal year ended April 30, 2010, the Company initiated a private offering of up to 300,000 units at $0.30 per unit, which compromise of one share of common stock and one warrant to purchase the Company’s common stock for the next 2 years at $0.60 per share.  We have raised a total of $89,000 from three (3) accredited investors.  Therefore, we have authorized the issuance of 296,666 shares of restricted common stock to such investors.  These shares were not issued as of April 30, 2010.

During the fiscal year ended April 30, 2010, the Company authorized the issuance of 600,000 shares of restricted common stock to our President Terry Fields and 250,000 shares of restricted common stock to our Vice President Michael Mulberry for services rendered.  These shares were not issued as of April 30, 2010.

The restricted shares of common stock of the Company that have been authorized to be issued to the aforementioned persons or entities relied upon exemptions provided for in Sections 4(2) and 4(6) or Regulation S of the Securities Act of 1933, as amended, including Regulation D promulgated there under based on the aforementioned knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes "forward-looking statements." All statements other than statements of historical facts included in this report, regarding our financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, we can give no assurance that such expectations and assumptions will prove to have been correct.

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

Organizational History

We were incorporated in Nevada on January 8, 2008 and planed to be involved in the exploration and development of oil and gas.

On February 15, 2008, we filed a Certificate of Amendment to increase our authorized stock into 50,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value.

On October 17, 2008, we filed a Certificate of Change with the Nevada Secretary of State effecting a four-for-one forward stock split of our common stock and increasing the our authorized capitalization to 200,000,000 shares of common stock.

On August 7, 2009, we filed a Certificate of Amendment to affect a four-for-one forward split of our common stock.

Operational History

We have a 20% working interest (16% net revenue interest) in an oil well located in Creek County, Oklahoma.  As of April 30, 2010, the well was shut in and not producing.

On July 30, 2008, we acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, we issued 300,000 shares of its restricted common stock to the former owner of the working interest. As of April 30, 2010, the wells were shut in and not producing.

In June 2008, Semcrude, Inc., the purchaser of the oil produced by our wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to us for oil sold have been suspended.

On  April  25,  2009  we signed  an  agreement  to  acquire approximately  90% of the outstanding  shares of Energy Solutions People Inc. in exchange for 7,234,034  shares of our  common stock.  Energy Solutions was incorporated in Nevada in September 2007.  Shortly after its formation, Energy Solutions acquired the rights to various renewable energy products, the most significant of which are wind turbines and solar powered electrical generators.  This agreement was subsequently terminated.

On February 22, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”

We plan to generate profits through the excavation of mining prospects. However, we will need to raise the funds required for excavation from third parties. We may also attempt to raise needed capital through the private sale of our securities or by borrowing from third parties. However, we may not be successful in raising the capital needed for future excavation of our mining interests. In addition, any future excavations may not be productive of any minerals or ores. The inability to generate profits may force us to curtail or cease operations.

Our future plans will be dependent upon the amount of capital we are able to raise. We do not have any commitments or arrangements from any person to provide us with any additional capital.

Results of Operations

During fiscal year ended April 30, 2010, we incurred general and administrative expenses in the aggregate amount of $12,914 compared to $20,045 incurred during fiscal year ended April 30, 2009 (a decrease of $7,131).  The operating expenses incurred during fiscal year ended April 30, 2010 consisted of: (i) salary and wages of $45,000 (2009: $-0-); (ii) consulting fees of $-0- (2009: $-0-); (iii) professional fees of $26,517 (2009: $31,889); (iv) occupancy expense of $1,494 (2009: $7,500); (v) stock transfer fees of $1,000 (2009: $5,678); and (vi) impairment of oil and gas leases $190,000 (2009:  $-0-).

Our net income (loss) for the fiscal year ended April 30, 2010 was approximately ($276,925) compared to our net income (loss) of ($51,710) for the fiscal year ended April 30, 2009.  During the fiscal years ended April 30, 2010 we generated $-0- in revenue compared to our revenue of $13,402 for the fiscal year ended April 30, 2009.

The basic weighted average number of shares outstanding was 57,600,000 at April 30, 2010 and April 30, 2009 respectively.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at April 30, 2010, our total assets were $60,764 and our total current liabilities were $134,492, resulting in a working capital deficit of ($73,728). As at April 30, 2010, our total assets were $60,764 compared to total assets of $190,750 as at April 30, 2009.  As at April 30, 2010, our current liabilities were $134,457 compared to current liabilities of $-0- at April 30, 2009.

Stockholders' equity decreased to ($73,693) as at April 30, 2010 from $190,750 at April 30, 2009.

Off-Balance Sheet Arrangements

As of the date of this  Annual  Report,  we did not have  any  off-balance  sheet arrangements  that have or are  reasonably  likely  to have a current or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

Material Commitments

As of April 30, 2010, we did not have any material capital commitments, other than funding our operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of our common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

See financial statements at the end of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in Daulton Capital's internal controls over financial reporting that occurred during the year ended April 30, 2010 that have affected, or are reasonably likely to materially affect, Daulton Capital's internal control over financial reporting.

Terry Fields, Daulton Capital's Principal Executive and Principal Financial Officer, evaluated the effectiveness of Daulton Capital's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Daulton Capital's disclosure controls and procedures were effective.

Item 9A(T).	Controls and Procedures.

The management of Daulton Capital is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Daulton Capital’s principal executive officer and principal financial officer and implemented by Daulton Capital’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Daulton Capital’s financial statements in accordance with U.S. generally accepted accounting principles.

Daulton Capital’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect Daulton Capital’s transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Daulton Capital’s financial statements in accordance with U.S. generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of Daulton Capital’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Daulton Capital’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of Daulton Capital's annual financial statements, management undertook an assessment of the effectiveness of its internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of Daulton Capital’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that Daulton Capital’s internal control over financial reporting was effective as of April 30, 2010.

This annual report does not include an attestation report of Daulton Capital’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Daulton Capital’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Daulton Capital to provide only management’s report on internal control in this annual report.

Item 9B.	Other Information.

As of August 9, 2010, Ryan Beamin tendered his resignation as a Director of the Company.  The Company has accepted his resignation and does not intend to fill such vacancy at this time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Below is a list of the Company’s officers and directors as of April 30, 2010. The  directors will generally be elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by its board of directors and serve at its discretion.

Name	Age	Position
Terry Fields	67	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ryan Beamin	33	Director
Michael Mulberry	44	Vice President, General Manager of Operations, Director
Peter Stecher	54	Director

Background of Executive Officers and Directors

Terry Fields has been engaged in the private practice of law since 1969.  Since 1985 Mr. Fields has been President and Director of ten public companies in the United States and Canada, mostly in the natural resource area.  He was President of High Desert Mineral Resources from 1985 until 2000 when it was sold to Royal Gold Corporation for over $25,000,000.  At present, Mr. Fields is a Director of Meadow Bay Capital Corp.  (MAY) and President and Director of First Pursuit Ventures Ltd. (FPVH), and Malwin Ventures Inc. (MLWN). Mr. Fields received his Bachelor of Science Degree from the University of California in 1965 and his law degree from Loyola University School of Law in 1968.

Ryan Beamin has been a director of Daulton Capital since January 8, 2008.  Since 2000, Mr. Beamin has been a design engineer for Rangeland Engineering Ltd., a commercial pipe design firm providing services to the oil and gas industry in Northern Alberta.  Mr. Beamin  received  a degree in  Engineering  Design and Drafting  Technology  (Piping  Major) and a minor in  Petroleum  Industry  Training  Services  from the  Southern  Alberta Institute of Technology.

Since July 2000, Michael Mulberry has been employed in various executive and management positions within the mineral exploration industry.  Mr. Mulberry is currently the President of Encore Resource Exploration, a TSX-Venture Company.  Between 1988 and 1991, Mr. Mulberry was in the financial planning division of London Life Insurance Company.  Between June 1996 and March 1998, Mr.  Mulberry was a licensed financial advisor with BMO Nesbitt Burns. Mr. Mulberry graduated from the University of Western Ontario in 1987.

Peter Stecher is a graduate of Sir George Williams University where he majored in Marketing. In addition, Mr. Stecher undertook postgraduate studies at the University of Colorado, where he obtained a certificate in metallurgy.  Mr. Stecher’s experience has been focused on spearheading numerous start-up companies. Daulton Capital does not have a compensation committee.  Daulton Capital’s Directors serve as its Audit Committee.  Daulton Capital does not have a financial expert.

Involvement in Certain Legal Proceedings

Since our inception, the Company  believes that none of our directors or executive officers have been  involved in any legal proceeding concerning: (i) any  bankruptcy  petition  filed by or against any  business of which such person was a general partner or executive  officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding (excluding traffic violations and other minor offenses);  (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or  temporarily  enjoining, barring,  suspending or otherwise limiting involvement in any type of business, securities or banking  activity;  or (iv) being found by a court, the Securities and Exchange  Commission or the  Commodity  Futures  Trading  Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Family Relationships

There are no family relationships among the Company’s officers and directors.

Due to a lack of resources, the Company has not adopted a written code of ethics applying to our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Messrs. Fields, Beamin, Mulberry and Stecher have not yet filed initial reports on Form 3.

Item 11.                 Executive Compensation.

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from April 30, 2009 to April 30, 2010:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Terry Fields, President, Chief Executive Officer, Chief Financial Officer and Secretary	2009-2010	$60,000 (6)	--	$150,000 (7)	--	--	$210,000
Michael Mulberry, Vice President, General Manager of Operations, Director	2009-2010	$30,000 (6)	--	$62,500 (7)	--	--	$92,500

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Daulton Capital’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Daulton Capital could not properly report in any other column of the table.

(6)	Mr. Fields and Mr. Mulberry are accruing a salary for services rendered, however neither have been paid as of the date of this Annual Report.

(7)	The shares of restricted common stock were valued at $0.25 per share, the price at the close of the market. The Corporation has authorized the issuance of such shares, but no shares have been issued.

Stock Options.  Daulton Capital has not granted any stock options and does not have any stock option plans in effect as of the date of April 30, 2010.  In the future, Daulton Capital may grant stock options to its officers, directors, employees or consultants.

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

Compensation of Directors.  Daulton Capital’s directors do not receive any compensation their services as directors.

Mr. Fields plans to spend approximately 25% of his time on the business of Daulton Capital.

Daulton Capital does not have any employment agreements with its officers or employees. Daulton Capital does not maintain any key man insurance on the life or in the event of disability of any of its officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of Daulton Capital’s common stock as of April 30, 2010 by each shareholder known by Daulton Capital to be the beneficial owner of more than 5% of Daulton Capital’s outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.  Please note that the shares for Terry Fields and Michael Mulberry have been authorized by the corporation to be issued, but have not been issued as of the date of this annual report.

Name and Address	Number of Shares	Percent of Class
Terry Fields 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	0	0%
Ryan Beamin 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	24,000,000	41.6%
Michael Mulberry 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	0	0%
Peter Stecher 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	0	0%
All officers and directors as a group	24,000,000	41.6%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None of our directors, officers or principal stockholders,  nor any associate or affiliate  of the  foregoing,  have any  interest, direct or  indirect,  in any transaction or in any proposed  transactions,  which has materially affected or will materially affect us during fiscal year ended April 30, 2010.

Item 14.	Principal Accounting Fees and Services.

John Kinross-Kennedy served as Daulton Capital’s independent public accountant during the period from the inception of Daulton Capital (January 8, 2008) to the fiscal year ended April 30, 2010.  The following table shows the aggregate fees billed to Daulton Capital during the periods ended April 30, 2010 by Mr. Kinross-Kennedy.

	2010	2009
Audit Fees	$2,000	$2,500
Audit-Related Fees	$200	1,150
Financial Information Systems	0	0
Design and Implementation Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees represent amounts billed for professional services rendered for the audit of Daulton Capital’s annual financial statements and the reviews of the financial statements included in Daulton Capital’s 10-Q reports during the fiscal year.  Before Mr. Kinross-Kennedy was engaged by Daulton Capital to render audit services, the engagement was approved by Daulton Capital’s Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
10.1	Purchase and Sale Agreement, dated February of 2008, between the Company and Southstar Oil & Gas, Inc. (1)
10.2	Purchase and Sale Agreement, dated July 30, 2008 (4)
10.3	Purchase and Sale Agreement, dated April 25, 2009, between the Company and Energy Solutions People, Inc. (5)
10.4	Ballarat Option Agreement, dated February 22, 2010, between the Company and Shawn Ryan (6)
10.4(a)	Ballarat Extension Agreement, dated March 14, 2010, between the Company and Shawn Ryan (7)
10.4(b)	Amendment to Ballarat Option Agreement, dated March 31, 2010, between the Company and Shawn Ryan (8)
10.5	Hunker Option Agreement, dated February 25, 2010, between the Company and Shawn Ryan (9)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2010.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 19, 2010.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 29, 2010.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: August 12, 2010	By:	/s/ Terry Fields
Terry Fields, Chief Executive Officer

DAULTON CAPITAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Daulton Capital Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Daulton Capital Corporation as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (January 8, 2008) to April 30, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses and is not yet able to cover its operating expenses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Daulton Capital Corporation as of April 30, 2010 and 2009 and the results of its operations, its stockholders’ equity and its cash flows for the years then ended and for the period from inception (January 8, 2008) to April 30, 2010, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
August 4, 2010

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet
as at April 30,

ASSETS

	2010	2009

Current Assets
Cash and Cash Equivalents	$10,764	$-
Prepaid Rent	-	750
	10,764	750
Other Assets
Oil and Gas Working Interest: Mayberry No. 1	-	100,000
Oil and Gas Working Interest: Glencoe Wells	-	90,000
Oil and Gas Working Interest: Ballarat	25,000	-
Oil and Gas Working Interest: Hunker	25,000	-
	50,000	190,000

TOTAL ASSETS	$60,764	$190,750

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Subscriptions Received	89,000	-
Loans from Officers	45,492	-

	134,492	-

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at January 31, 2009 and April 30, 2008.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
57,600,000 shares issued and outstanding as at April 30, 2010
57,600,000 shares issued and outstanding as at April 30, 2009	57,600	57,600
Additional paid-in capital	208,901	196,454
Deficit accumulated in the development stage	(340,229)	(63,304)

Total Stockholders' Equity	(73,728)	190,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,764	$190,750

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Revenues
Crude Oil Production	$-	$450	$-	$13,402	$17,189

Costs and Expenses

Salary & Wages	-	-	45,000	-	45,000
Consulting	-	-	-	-	9,164
Professional Fees	9,370	-	26,517	31,889	69,986
Occupancy Expense	498	-	1,494	7,500	11,244
Stock Transfer Fees	1,000	275	1,000	5,678	6,954
Impairment of oil and gas leases	190,000	-	190,000	-	190,000
Other General & Administrative	8,347	444	12,914	20,045	25,070

Total Expenses	209,215	719	276,925	65,112	357,418

Operating Loss	(209,215)	(269)	(276,925)	(51,710)	(340,229)

Net Income (Loss)	$(209,215)	$(269)	$(276,925)	$(51,710)	$(340,229)

Net Income (Loss) per share,
basic and diluted	$(0.004)	$(0.000)	$(0.005)	$(0.001)

Weighted average number of shares
outstanding, basic and diluted	57,600,000	57,600,000	57,600,000	57,600,000

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to April 30, 2010

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-
Common stock issued for cash on
January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on
February 21, 2008 at $0.0977 per sh.	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase
of a working interest in wells at
$0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$208,901	$(340,229)	$(73,728)

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(209,215)	$(269)	$(276,925)	$(51,710)	$(340,229)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash issue of stock for services
Change in operating assets and liabilities:
Accounts receivable				5,387
Prepaids			750
Subscriptions Received	78,836		89,000		89,000
Net Cash provided by (used by)
operating activities	(130,379)	(269)	(187,175)	(46,323)	(251,229)

Cash Flows From Investing activities
Purchase of mining leases	(50,000)		(50,000)	(90,000)	(240,000)
Abandonment of oil and gas leases	190,000		190,000		190,000
Net Cash (used by) Investing
Activities	140,000	-	140,000	(90,000)	(50,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock					254,054
Proceeds of loans from officers	200		45,492		45,492
Contribution of capital			12,447		12,447
Common stock for oil and gas interest				90,000
Net Cash provided by Financing
Activities	200	-	57,939	90,000	311,993

Net Increase (Decrease) in Cash	9,821	(269)	10,764	(46,323)	10,764

Cash at beginning of period	943	269	-	46,323	-

Cash at end of period	$10,764	$-	$10,764	$-	$10,764

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
April 30, 2010

1.	Basis of Presentation and Nature of Operations

These audited financial statements as of and for the year ended April 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Organization

Daulton Capital Corporation (the “Company”) was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.  The company became engaged in the oil and gas industry.

Current Business of the Company

In February, 2008 the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1,  located in an oil and gas leasehold estate in Creek County, Oklahoma.   In June, 2008 Semcrude, Inc., the collector of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code.  Payments to the Company for oil sold were suspended. The wells were shut in pending the resolution of issues that arose during bankruptcy proceedings.

On July 30, 2008 the Company purchased a 5% working interest / 4% net revenue interest in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma.   The purchase was paid in restricted common stock. Volumetric calculations of the wells were not performed.

Property Acquisition Costs:

Unproved

Mayberry No. 1 well	$100,000
Glencoe Wells	90,000
$190,000

Impairment of these long lived assets was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves was considered to be zero.  The wells were considered 100% impaired in April, 2010 and written down accordingly.

Options on Mineral Claims

In February 2010 the Company entered into two option agreements with an individual, Shawn Ryan of Dawson City, Yukon Territory, Canada for the purchase of two groups of mineral claims in the Yukon Territory known as the Ballarat Property and the Hunker Project.  The Ballarat Property consists of 38 mineral claims covering 1900 acres and the Hunker Project consists of 121 mineral claims covering 6,000 acres in known gold producing areas.  The options require certain payments on or before February 15, 2014:

-	staged cash payments to Mr. Ryan totaling $400,000
-	staged issue of 1,250,000 common shares to Mr. Ryan
-	staged expenditures for work on the properties totaling $1,260,000

 The first payments of $25,000 due for each option were paid.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2010, reflect

-	Cash: Level One measurement based on bank reporting.
-	Subscriptions Received: Level 2 based on contract.
-	Loans from Officers: Level 3 based on promissory notes.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined in the following.

Recent Accounting Pronouncements

In May, 2009, the FASB issued ASC 855, Subsequent Events, which established general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168,  “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ACS” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   It will not have an impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited activity the current fiscal year.  The company experienced a loss of $276,925 in the year ended April 30, 2010 and $340,229 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from its mining leases.   The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $276,925. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of April 30, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended April 30, 2010 and 2009, respectively.  The weighted average number of shares outstanding as at April 30, 2009 has been restated to reflect the 4-to-1 forward stock splits of August 6, 2009.

Numerator:

Basic and diluted net loss per share:	2010		2009

Net Loss	$	(276,925)	$	(51,710)

Denominator

Basic and diluted weighted average
number of shares outstanding		57,600,000		57,600,000

Basic and Diluted Net Loss Per Share		$(0.005)		(0.001)

        Accounting for Oil and Gas Producing Activities

The Company utilizes the full-cost method of accounting for extractive properties, per FASB ACS 939. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of mineral reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of mining of productive and non-productive mines into the full cost pool on a country by country basis.

All capitalized costs of proven reserves, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and impairment is expensed in the year of determination.

The Costs of unproved properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company’s experience of successful operations.  Write-downs will be recorded when the arrying value is not supportable.

3.	Capital Structure

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

As at April 30, 2010, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 57,600,000 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

4.	Change in Management

On August 6, 2009 Terry Fields and Michael R. Mulberry were appointed directors. On September 11, 2009, Ryan Beamin resigned as President, Secretary and Treasurer of the Company.  He was succeeded by Terry R. Fields, who assumed the offices of President, Chief Executive Officer, Secretary and Treasurer.   Michael R. Mulberry was appointed Vice President and General Manager of Operations. On June 3, 2010 Peter Stecher was appointed a director.

5.	Related Party Transactions

On April 19, 2010, the Board of Directors authorized 600,000 common shares to be issued to the President, Terry Fields and 250,000 common shares to Michael Mulberry, Vice President for services.  The shares were not issued as of April 30, 2010.

6.	Commitments and Contingencies

       There were no commitments or contingencies in the year ended April 30, 2010.

7.	Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of April 30, 2009 were restated to reflect retroactively the four-for-one forward stock split of August 6, 2009.

8.	Legal Proceedings

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

9.	Subsequent Events

Events subsequent to April 30, 2010 have been evaluated through August 5, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.