Form 10-Q
period 2010-07-31
Daulton Capital Corp.
filed 2010-09-14
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

DAULTON CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	None	30-0459858
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class of Stock	No. Shares Outstanding	Date

Common	57,600,000	July 31, 2010

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
July 31, 2010
(Unaudited)

PART I - FINANCIAL INFORMATION

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet

ASSETS
	July 31,	April 30,
	2010	2009
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$8,047	$10,764

Other Assets
Oil and Gas Working Interest: Ballarat	25,000	25,000
Oil and Gas Working Interest: Hunker	25,000	25,000
	50,000	50,000

TOTAL ASSETS	$58,047	$60,764

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Subscriptions Received	95,000	89,000
Loans from Officers	45,492	45,492

	140,492	134,492

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at January 31, 2010 and July 31, 2009.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
57,600,000 shares issued and outstanding as at July 31, 2010
57,600,000 shares issued and outstanding as at July 31, 2009	57,600	57,600
Additional paid-in capital	208,901	208,901

Deficit accumulated in the development stage	(348,946)	(340,229)

Total Stockholders' Equity	(82,445)	(73,728)

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the 3 months ended		2008 through
	July 31,		July 31,
	2010	2009	2010

Revenues
Crude Oil Production	$-	$-	$17,189

Costs and Expenses

Salary & Wages	-	-	45,000
Consulting	-	-	9,164
Professional Fees	2,350	-	69,986
Occupancy Expense	996	-	11,244
Stock Transfer Fees	1,386	-	6,954
Impairment of oil and gas leases	-	-	190,000
Other General & Administrative	3,985	-	25,070

Total Expenses	8,717	-	357,418

Operating Loss	(8,717)	-	(340,229)

Net Income (Loss)	$(8,717)	$-	$(340,229)

Net Income (Loss) per share,
basic and diluted	$(0.000)	$-

Weighted average number of shares
outstanding, basic and diluted	57,600,000	57,600,000

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the 3 months ended		2008 through
	July 31,		July 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(8,717)	$-	$(348,946)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash issue of stock for services
Change in operating assets and liabilities:
Accounts receivable
Subscriptions Received	6,000		95,000
Net Cash provided by (used by) operating activities	(2,717)	-	(253,946)

Cash Flows From Investing activities
Purchase of mining leases			(240,000)
Abandonment of oil and gas leases			190,000
Net Cash (used by) Investing Activities	-	-	(50,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock			254,054
Proceeds of loans from officers			45,492
Contribution of capital			12,447
Net Cash provided by Financing Activities	-	-	311,993

Net Increase (Decrease) in Cash	(2,717)	-	8,047

Cash at beginning of period	10,764	269	-

Cash at end of period	$8,047	$269	$8,047

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to July 31, 2010
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-
Common stock issued for cash on
January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on
February 21, 2008 at $0.0977 per sh.	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase
of a working interest in wells at
$0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$208,901	$(340,229)	$(73,728)

Net loss, 3 months ended July 31, 2010				(8,717)	(8,717)

	57,600,000	57,600	208,901	(348,946)	(82,445)

The accompanying notes are an integral part of these financial statements

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
July 31, 2010

1.   Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended July 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end April 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended July 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2011.

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

Volumetric calculations of the wells were not performed.

Property Acquisition Costs:
Unproved

Mayberry No. 1 well	$100,000
Glencoe Walls	90,000
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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. There was limited activity the current fiscal year. The company experienced a loss of $8,717 in the three months ended April 30, 2010 and $340,229 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $340,229. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended July 31, 2010 and 2009, respectively. The weighted average number of shares outstanding as at July 31, 2009 has been restated to reflect the 4-to-1 forward stock splits of August 6, 2009.

Numerator:

Basic and diluted net loss per share:	2010	2009

Net Loss	$(8,717)	$	(-)

Denominator

Basic and diluted weighted average number of shares outstanding 57,600,000	57,600,000		57,600,000

Basic and Diluted Net Loss Per Share	$(0.000)		-

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

As at July 31, 2010, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 57,600,000 shares were issued and outstanding and 5,000,000 shares of $0.001 preferred stock, of which none was issued and outstanding.

4.   Change in Management

On August 6, 2009 Terry Fields and Michael R. Mulberry were appointed directors. On September 11, 2009, Ryan Beamin resigned as President, Secretary and Treasurer of the Company. He was succeeded by Terry R. Fields, who assumed the offices of President, Chief Executive Officer, Secretary and Treasurer. Michael R. Mulberry was appointed Vice President and General Manager of Operations. On June 3, 2010 Peter Streicher was appointed a director.

5.   Related Party Transactions

On April 19, 2010, the Board of Directors authorized 600,000 common shares to be issued to the President, Terry Fields and 250,000 common shares to Michael Mulberry, Vice President for services. The shares were not issued as of July 31, 2010.

6.   Commitments and Contingencies

There were no commitments or contingencies in the three months ended July 31, 2010.

7.   Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of July 31, 2009 were restated to reflect retroactively the four-for-one forward stock split of August 6, 2009.

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

9.   Subsequent Events

Events subsequent to July 31, 2010 have been evaluated through September 5, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "we", "us", "our", "Registrant", "Issuer", "Company", "Daulton Capital", mean Daulton Capital Corp., a Nevada Corporation, unless the context otherwise requires.

Forward-Looking Statements

This following information specifies certain forward-looking statements of our management.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may” “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Organizational History

We were incorporated in Nevada on January 8, 2008 with the intention of pursuing oil and gas exploration and development opportunities.

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

Operational History

We acquired a 20% working interest (16% net revenue interest) in an oil well located in Creek County, Oklahoma (“Creek Well”).  As of April 30, 2010, the Creek Well was shut in and not producing.

On July 30, 2008, we acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma (“Pawnee Wells”).  In consideration for assignment of the working interest in the Pawnee Wells, we issued 300,000 restricted shares of the Company’s common stock to the former owner of the working interest. As of April 30, 2010, the Pawnee Wells were shut in and not producing.

In June 2008, Semcrude, Inc., the purchaser of the oil produced by the Creek Well and Pawnee Wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to the Company for oil sold have been suspended.

On  April  25,  2009, we signed  an  agreement  to  acquire approximately  90% of the outstanding  shares of Energy Solutions People Inc. in exchange for 7,234,034  restricted shares of the Company’s common stock.  Energy Solutions was incorporated in Nevada in September 2007.  Shortly after its formation, Energy Solutions acquired the rights to various renewable energy products, the most significant of which are wind turbines and solar powered electrical generators.  This agreement was subsequently terminated.

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

General Overview of Business

As of April 30, 2010, we have abandoned all of our oil and gas prospects.  We plan to evaluate mining prospects and participate in mining activities on those prospects, which in the opinion of management are favorable. If, through our review, a geographical area indicates geological and economic potential, we may attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners.

We may also:

●	Acquire a working interest in one or more prospects from others and participate with the other working interest owners in mining, or

●	Purchase producing mining properties.

Our activities will primarily be dependent upon available equity and debt financing.

Oil and Gas Prospects

We have abandoned all of its oil and gas prospects, which included the 20% working interest (16% net revenue interest) in the Creek Well and the 5% working interest (4% net revenue interest) in Pawnee Wells.  Impairment of these long-lived assets was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves was considered to be zero.  The Creek well and Pawnee Wells were considered 100% impaired in April of 2010 and written down accordingly.

Mining Interests

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of quartz deposits in North America.  As of the date of this Quarterly Report, the Company’s mineral interests consist mainly of option agreements on exploration stage properties.  We have not established any proven or probable reserves on our mineral property interests.

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

Results of Operations for the Three Months Ended July 31, 2010

During the three month period ended July 31, 2010, the Company incurred an operating loss of $8,717.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and/or loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any mineral claims.

Net Loss for the Three Month Period Ended July 31, 2010

For the three month period ended July 31, 2010, we recorded an operating loss of $8,717, compared to a loss of $-0- for the comparative three month period of the prior year.  The loss consists of: salary & wages $-0- (2009 - $nil); consulting fees $-0- (2009 - $nil); professional fees $2,350 (2009 - $nil); occupancy expenses $996 (2009 - $nil); stock transfer fees $1,386 (2009 - $nil); and other general and administrative fees $3,985 (2009 - $nil).

Cumulative Loss to July 31, 2010

We have generated $17,189 in revenues from our operations since our incorporation through July 31, 2010.  We have incurred a cumulative loss of $340,229 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At July 31, 2010, we had assets of $58,047, consisting of cash and cash equivalents.  Total stockholders’ deficit was $82,445 at July 31, 2010.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

The Company has not raised any equity from stock issuances during the three month period ended July 31, 2010.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Principal Executive Officer and Principal Financial Officer, Terry Fields, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

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

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been not change since the fiscal year ended April 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended July 31, 2010.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: September 13, 2010	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer