Form 10-Q
period 2010-10-31
Daulton Capital Corp.
filed 2010-12-15
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common	58,450,000	October 31, 2010

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2010
(Unaudited)

PART I - FINANCIAL INFORMATION

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet
as at

	October 31,	April 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$11,000	$10,764

Other Assets
Oil and Gas Working Interest: Ballarat	25,000	25,000
Oil and Gas Working Interest: Hunker	25,000	25,000
	50,000	50,000

TOTAL ASSETS	$61,000	$60,764

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Subscriptions Received	155,000	89,000
Loans from Officers	45,492	45,492

	200,492	134,492

Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at January 31, 2010 and July 31, 2009.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 57,600,000 shares issued and outstanding as at October 31, 2010 58,450,000 shares issued and outstanding as at October 31, 2009	58,450	57,600
Additional paid-in capital	386,551	208,901
Deficit accumulated in the development stage	(584,493)	(340,229)

Total Stockholders' Deficit	(139,492)	(73,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,000	$60,764

DAULTON CAPITAL CORPORATION
 (A Development Stage Company)
 Statement of Operations
 (Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the Three Months Ended		For the Six Months Ended		2008 through
	October 31,		October 31,		October 31,
	2010	2009	2010	2009	2010

Revenues
Crude Oil Production	$-	$-	$-	$-	$17,189

Costs and Expenses

Mining Exploration	40,203	-	40,203	-	40,203
Salary & Wages	-	-		-	45,000
Consulting	178,500	-	178,500	-	187,664
Professional Fees	11,500	-	13,850	-	83,836
Occupancy Expense	741	750	1,737	750	12,981
Stock Transfer Fees	775	-	2,161	-	9,115
Impairment of oil and gas leases	-	-	-	-	190,000
Other General & Administrative	3,828	-	7,812	-	32,883

Total Expenses	235,547	750	244,263	750	601,682

Operating Loss

	$(235,547)	$(750)	$(244,263)	$(750)	$(584,493)
Net Income (Loss)

Net Income (Loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	58,034,239	57,600,000	57,817,120	57,600,000

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the Six Months Ended		2008 through
	October 31,		October 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(244,264)	$(750)	$(405,993)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Non cash issue of stock for services	178,500
Change in operating assets and liabilities:
Prepaid expenses		750
Net Cash provided by (used by) operating activities	(65,764)	-	(405,993)

Cash Flows From Investing activities
Subscriptions Received	66,000	6,000	155,000
Purchase of mining leases			(240,000)
Abandonment of oil and gas leases			190,000

Net Cash provided by investing activities	66,000	-	105,000

Cash Flows From Financing Activities
Proceeds from the sale of Stock			254,054
Proceeds of loans from officers			45,492
Contribution of capital			12,447

Net Cash provided by financing activities	-	-	311,993

Net Increase (Decrease) in Cash	236	-	11,000

Cash at beginning of period	10,764	-	-

Cash at end of period	$11,000	$-	$11,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to October 31, 2010
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per sh.	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000
Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$208,901	$(340,229)	$(73,728)

Common stock issued for services September 14, 2010 at $0.21 per sh.	850,000	850	177,650		178,500
Net loss, 3 months ended Sep. 30, 2010				(244,264)	(244,264)

	58,450,000	$58,450	$386,551	$(584,493)	$(139,492)

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
October 31, 2010

1.    Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the six months ended October 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end April 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended October 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2011.

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

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, reliability of long-lived assets, deferred taxes and stock option valuation.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2010, reflect

-	Cash: Level One measurement based on bank reporting.

-	Subscriptions Received: Level 2 based on contract.

-	Loans from Officers: Level 3 based on promissory notes.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $244,263 in the six months ended October 31, 2010 and $584,493 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $405,993. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of October 31, 2010.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended October 31, 2010 and 2009, respectively.  The weighted average number of shares outstanding as at October 31, 2009 has been restated to reflect the 4-to-1 forward stock splits of August 6, 2009.

Numerator:

Basic and diluted net loss per share:	2010	2009

Net Loss	$(244,263)	$(750)

Denominator

Basic and diluted weighted average number of shares outstanding	57,817,120	57,600,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

On September 14, 2010, 850,000 shares of common stock were issued for services.  The issue was priced at the prevailing market price of the stock, 21 cents per share, and an expense of $178,500 was recorded.

As at October 31, 2010, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 58,450,000 shares were issued and outstanding. 5,000,000 shares of $0.001 preferred stock were authorized, of which none was issued and outstanding.

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

5.   Related Party Transactions

On April 19, 2010, the Board of Directors authorized 600,000 common shares to be issued to the President, Terry Fields and 250,000 common shares to Michael Mulberry, Vice President for services rendered.  The shares were issued September 14, 2010.

6.    Commitments and Contingencies

There were no commitments or contingencies in the three months ended July 31, 2010.

7.    Legal Proceedings

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

8.   Subsequent Events

Events subsequent to October 31, 2010 have been evaluated through December 13, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

Results of Operations for the Three Months Ended October 31, 2010

During the three month period ended October 31, 2010, the Company incurred an operating loss of $235,547.

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

Net Loss for the Three Month Period Ended October 31, 2010

For the three month period ended October 31, 2010, we recorded an operating loss of $235,547, compared to a loss of $750 for the comparative three month period of the prior year.  The loss consists of: mining and exploration $40,203 (2009 - $nil); salary & wages $-0- (2009 - $nil); consulting fees $178,500 (2009 - $nil); professional fees $11,500 (2009 - $nil); occupancy expenses $741 (2009 - $750); stock transfer fees $755 (2009 - $nil); and other general and administrative fees $3,828 (2009 - $nil).

Cumulative Loss to October 31, 2010

We have generated $17,189 in revenues from our operations since our incorporation through October 31, 2010.  We have incurred a cumulative loss of $584,443 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At October 31, 2010, we had assets of $61,000, consisting of cash and cash equivalents and oil and gas interests.  Total stockholders’ deficit was $139,492 at October 31, 2010.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

The Company has raised $66,000 from a private offering since the fiscal year ended April 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.T.	INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

The Company’s management have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the fiscal year ended April 30, 2010, the Company initiated a private offering of up to 1,400,000 units at $0.30 per unit, which is compromised of one share of common stock and one warrant to purchase the Company’s common stock for the next 2 years at $0.60 per share.  The Company has raised a total of $66,000 from two accredited investors.  The shares of common stock and the warrants have not been issued by the Company.

The restricted shares of common stock of the Company to be issued rely upon exemptions provided for under Regulation S of the Securities Act of 1933, as amended, or Sections 4(2) and 4(6), including Regulation D promulgated thereunder, of the Securities Act of 1933, as amended, based on the accredited investors knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended October 31, 2010.

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

DAULTON CAPITAL CORP.

Date: December 14, 2010	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer