Form 10-Q
period 2011-01-31
Daulton Capital Corp.
filed 2011-03-17
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class of Stock	No. Shares Outstanding	Date

Common	59,733,334	January 31, 2011

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
January 31, 2011
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet

	January 31, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$12,552	$10,764
Accounts Receivable	-	-
Prepaid Rent	-	-
	12,552	10,764
Other Assets
Oil and Gas Working Interest: Ballarat	25,000	25,000
Oil and Gas Working Interest: Hunker	25,000	25,000
	50,000	50,000

TOTAL ASSETS	$62,552	$60,764

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Subscriptions Received	165,000	89,000
Loans from Officers	45,492	45,490

	210,492	134,490

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at January 31, 2011 and April 30, 2010.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 58,450,000 shares issued and outstanding as at January 31, 2011 57,600,000 shares issued and outstanding as at April 30, 2010	58,450	57,600
Additional paid-in capital	386,551	208,901
Deficit accumulated in the development stage	(592,941)	(340,229)

Total Stockholders' Equity	(147,940)	(73,728)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,552	$60,762

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the 3 months ended January 31,		For the 9 months ended January 31,		For the period of Inception, from Jan. 8, 2008 through January 31,
	2011	2010	2011	2010	2011

Revenues
Crude Oil Production	$-	$-	$-	$-	$17,189
					-
Costs and Expenses					-
Mining Exploration			40,203		40,203
Salary & Wages		45,000	-	45,000	45,000
Consulting		-	178,500	-	187,664
Professional Fees	1,040	17,147	14,890	17,147	84,876
Occupancy Expense		246	1,737	996	12,981
Stock Transfer Fees	1,565	-	3,727	-	10,680
Other General & Administrative	5,843	4,567	13,655	4,567	195,843
					32,883
Total Expenses	8,448	66,960	252,712	67,710	610,130
					-
Operating Loss	(8,448)	(66,960)	(252,712)	(67,710)	(592,941)

Net Income (Loss)	$(8,448)	$(66,960)	$(252,712)	$(67,710)	$(592,941)

Net Income (Loss) per share, basic and diluted	$(0.000)	$(0.001)	$(0.004)	$(0.001)

Weighted average number of shares outstanding, basic and diluted	582,450,000	57,600,000	57,820,540	57,600,000

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the 3 months ended January 31,		For the 9 months ended January 31,		For the period of Inception, from Jan. 8, 2008 through January 31,
	2011	2010	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(8,448)	$(66,960)	$(252,712)	$(67,710)	$(592,941)
Adjustments to reconcile net loss to net cash used by operating activities:				.
Non cash issue of stock for services			178,500		178,500
Change in operating assets and liabilities:
Accounts receivable
Accounts Payable
Prepaids				750
Subscriptions Received	10,000	10,164	76,000	10,164	165,000
Net Cash provided by (used by) operating activities	1,552	(56,796)	1,788	(56,796)	(249,441)

Cash Flows From Investing activities
Purchase working interest in wells					(240,000)
Net Cash (used by) Investing Activities	-	-	-	-	(50,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock					254,055
Proceeds of loans from officers		45,292		45,292	45,492
Contribution of capital		12,446		12,446	12,446
Net Cash provided by Financing Activities	-	57,738	-	57,738	311,993

Net Increase (Decrease) in Cash	1,552	942	1,788	942	12,552

Cash at beginning of period	11,000	-	10,764	-	-

Cash at end of period	$12,552	$942	$12,552	$942	$12,552

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to January 31, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-
Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per share	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000
Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$208,901	$(340,229)	$(73,728)

Common stock issued for services September 14, 2010 at $0.21 per sh.	850,000	850	177,650		178,500
Net loss, 9 months ended Jan. 31, 2011				(252,712)	(252,712)

Balances at January 31, 2011	58,450,000	$58,450	$386,551	$(592,941)	$(147,940)

Daulton Capital Corporation
(A Developmental Stage Company)
Notes to Financial Statements
January 31, 2011

1.    Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended January 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments  are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end April 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended January 31, 2011 are not necessarily indicative of results for the entire year ending April 30, 2011.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $252,712 in the nine months ended January 31, 2011 and $592,941 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $592,941. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of January 31, 2011.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended January 31, 2011 and 2010, respectively.

Numerator:

	January 31,
Basic and diluted net loss per share:	2011	2010

Net Loss	$ (252,712)	$(67,710)

Denominator

Basic and diluted weighted average number of shares outstanding	57,820,540	57,600,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

The Costs of unproved properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company’s experience of successful operations.  Write-downs will be recorded when the carrying value is not supportable.

3.  Capital Structure

On October 17, 2008 the Company effected a four-to-one forward stock split of common stock. There was no effect on stockholders’ equity.  Par value of $001 per share remained unchanged.

On August 7, 2009 the stockholders by a majority vote approved a 4-for-1 forward split of the Company’s common stock.   There was no effect on stockholders’ equity and par value of $0.001 per share remained unchanged.

On September 14, 2010, 850,000 shares of common stock were issued for services.  The issue was priced at the prevailing market price of the stock, 21 cents per share, and an expense of $178,500 was recorded.

As at January 31, 2011, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 58,450,000 shares were issued and outstanding.  5,000,000  shares of $0.001 preferred stock were authorized, of which none was issued and outstanding.

4.  Change in Management

On August 6, 2009 Terry Fields and Michael R. Mulberry were appointed directors. On September 11, 2009, Ryan Beamin resigned as President, Secretary and Treasurer of the Company.  He was succeeded by Terry R. Fields, who assumed the offices of President, Chief Executive Officer, Secretary and Treasurer.   Michael R. Mulberry was appointed Vice President and General Manager of Operations.  On June 3, 2010 Peter Streicher was appointed a director.   On December 15, 2010, Michael R. Mulberry resigned at Vice President and General Manager of Operations, and as a director.

5.  Related Party Transactions

On April 19, 2010, the Board of Directors authorized 600,000 common shares to be issued to the President, Terry Fields and 250,000 common shares to Michael Mulberry, Vice President for services rendered.  The shares were issued September 14, 2010.

6.  Commitments and Contingencies

There were no commitments or contingencies in the nine months ended January 31, 2011.

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

Events subsequent to January 31, 2011 have been evaluated through March 3, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "we", "us", "our", "Registrant", "Issuer", "Company", "Daulton", mean Daulton Capital Corp., a Nevada Corporation, unless the context otherwise requires.

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

General Overview of Business

As of April 30, 2010, we abandoned all of our oil and gas prospects.  We plan to evaluate mining prospects and participate in mining activities on those prospects, which in the opinion of management are favorable. If, through our review, a geographical area indicates geological and economic potential, we may attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners.

We may also:

●	Acquire a working interest in one or more prospects from others and participate with the other working interest owners in mining, or

●	Purchase producing mining properties.

Our activities will primarily be dependent upon available equity and debt financing.

Oil and Gas Prospects

We have abandoned all of our oil and gas prospects, which included the 20% working interest (16% net revenue interest) in the Creek Well and the 5% working interest (4% net revenue interest) in Pawnee Wells.  Impairment of these long-lived assets was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves was considered to be zero.  The Creek well and Pawnee Wells were considered 100% impaired in April of 2010 and written down accordingly.

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

The Company has since paid Ryan the first payment of $25,000.  The Company also issued 250,000 shares of restricted common stock to Ryan which was exempt from registration under Sections 4(2) and 4(6), including Regulation D promulgated thereunder, of the Securities Act of 1933, as amended. However, the Company is not current with any other obligations under the Ballarat Option Agreement and amendment thereto.

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

The Company has since paid Ryan the first payment of $25,000.  The Company has also issued 1,000,000 shares of restricted common stock to Ryan which was exempt from registration under Sections 4(2) and 4(6), including Regulation D promulgated thereunder, of the Securities Act of 1933, as amended. However, the Company is not current with any other obligations under the Hunker Option Agreement and amendment thereto.

Results of Operations for the Three Months Ended January 31, 2011

During the three month period ended January 31, 2011, the Company incurred an operating loss of $8,448.

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

Net Loss for the Three Month Period Ended January 31, 2011

For the three month period ended January 31, 2011, we recorded an operating loss of $8,448, compared to a loss of $66,960 for the comparative three month period of the prior year.  The loss consists of: mining and exploration $-0- (2009 - $nil); salary & wages $-0- (2009 - $45,000); consulting fees $-0- (2009 - $nil); professional fees $1,040 (2009 - $17,147); occupancy expenses $-0- (2009 - $246); stock transfer fees $1,565 (2009 - $nil); and other general and administrative fees $5,843 (2009 - $4,567).

Cumulative Loss to January 31, 2011

We have generated $17,189 in revenues from our operations since our incorporation through January 31, 2011.  We have incurred a cumulative loss of $592,941 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At January 31, 2011, we had assets of $62,552, consisting of cash and cash equivalents and oil and gas interests.  Total stockholders’ deficit was $147,940 at January 31, 2011.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

The Company has raised $66,000 from a private offering since the fiscal year ended April 30, 2010.

Off-Balance Sheet Arrangements

As of January 31, 2011, the Company did not have any off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Principal Executive Officer and Principal Financial Officer, Terry Fields, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by stockholders, the judgment subsequently paid, and thus the judgment was satisfied.

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

ITEM 1A.  Risk Factors.

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

As of the quarter ended January 31, 2011, 33,000 shares and warrants have been issued pursuant to the aforementioned raise.

ITEM 3.  Defaults Upon Senior Securities.

Pursuant to the Ballarat Option Agreement, and amendment thereto, the Company is in default to Ryan for the February 15, 2011 stock issuance of 250,000 shares of common stock of the Company and a payment of $50,000.

Pursuant to the Hunker Option Agreement, and amendment thereto, the Company is in default to Ryan for the February 15, 2011 payment for $75,000.

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

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

DAULTON CAPITAL CORP.

Date: March 17, 2011	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer