Form 10-K/A
period 2010-04-30
Daulton Capital Corp.
filed 2011-05-18
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 333-152002

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 201 (the Registrant’s most recently completed second fiscal quarter) was approximately $0.33.

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

EXPLANATORY NOTE

This amendment to the Form 10-K for the year ended April 30-, 2010 is being filed to update the filing with additional disclosure information.

DAULTON CAPITAL CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2010

		PAGE
PART I.		2

Item 1.	Business	2

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	8

Item 2.	Properties	8

Item 3.	Legal Proceedings	9

Item 4.	(Removed and Reserved).	10

PART II.		10

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters	9

Item 6.	Selected Financial Data	11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13

Item 9A.	Controls and Procedures	13

Item 9B.	Other Information	17

PART III.		17

Item 10.	Directors, Executive Officers and Corporate Governance	17

Item 11.	Executive Compensation	19

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20

Item 13.	Certain Relationships and Related Transactions, and Director Independence	21

Item 14.	Principal Accounting Fees and Services	21

Item 15.	Exhibits, Financial Statement Schedules	22

PART I

Item 1.     Business.

Organizational History

Daulton Capital Corp. (“Company”) was incorporated in Nevada on January 8, 2008 with the intention of pursuing oil and gas exploration opportunities.

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

On February 22, 2010, the Company entered into the “Ballarat Option Agreement”, as attached hereto and incorporated by this reference herein as Exhibit 10.4(a), with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, the Company entered into the “Hunker Option Agreement”, as attached hereto and incorporated by this reference herein as Exhibit 10.5.  with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”

General Overview of Business

As of April 30, 2010, the Company has abandoned all of our oil and gas prospects.  The Company plans to evaluate mining prospects and participate in mining activities on those prospects, which in the opinion of management are favorable. If, through the Company’s review, a geographical area indicates geological and economic potential, the Company may attempt to acquire leases or other interests in the area.  The Company may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration of the prospect with the joint owners.

The Company may also:

•	Acquire a working interest in one or more prospects from others and participate with the other working interest owners in mining, or

•	Purchase producing mining properties.

Our activities will primarily be dependent upon available equity and debt financing for our exploration activities.

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

Mining Interests

The Company is currently engaged in the business of exploration of precious metals with a focus on the exploration of quartz deposits in North America.  As of the date of this Annual Report, the Company’s mineral interests consist mainly of option agreements on exploration stage properties.  The Company has not established any proven or probable reserves on our mineral property interests.

Ballarat

On February 22, 2010, the Company and Shawn Ryan, an individual (“Ryan”), entered into the Ballarat Option Agreement that granted the  Company the right to purchase from Ryan an undivided interest in the mining claims on a property described as the “Ballarat Property.”  The Ballarat Option Agreement provided the Company with the option to acquire a 100% interest in the Ballarat Property from Ryan by making staged cash payments and issuing a total of 1,250,000 shares of common shares of stock of the Company on or before February 15, 2014.

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

Pursuant to the Ballarat Option Agreement, the first payment of $25,000 was due to Ryan on or about March 15, 2010.  However, the Company and Ryan entered into the “Ballarat Extension Agreement”, as attached hereto and incorporated by this reference herein as Exhibit 10.4(b), to extend such payment by 10 days.  The Company has since paid Ryan the first payment of $25,000.  Our plans for exploration of the Ballarat Property include continued soil sampling to be carried out by Ryan Wood Exploration, Inc,,  which is a company owned and operated by Shawn Ryan, the option holder on the Ballarat Option Agreement and the Hunker Option Agreement, to evaluate both properties as  target areas for further (25) meter sampling, ,possible ground magnetic survey, geological mapping and excavator trenching followed by a possible drill program in the 2011 season.

On March 31, 2010, the Company entered into an “Amendment to Ballarat Option Agreement”, as attached hereto and incorporated by this reference herein as Exhibit 10.4(c), which amended the Ballarat Option Agreement as follows: (a) the Ballarat Property shall consist of 94 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory, Canada and (b) the claim block shall cover approximately 19 square kilometers and straddle Ballarat Creek.

Hunker

On February 25, 2010, the Company and Ryan entered into the Hunker Option Agreement for the Company to acquire from Mr. Ryan an undivided interest in the mining claims of a property described as the “Hunker Project.”  The Hunker Option Agreement granted the Company  the option to earn 100% interest in the Hunker Project from Ryan by making staged cash payments and issuing a total of 1,000,000 shares of common stock of the Company to Mr. Ryan on or before February 15, 2014. Ryan shall retain a 2% net smelter return interest that requires an advance royalty payment for $30,000.  At the option of the Company, the net smelter return interest of Ryan may be reduced to 1% upon making a $2 million dollar payment to Ryan.  The Company has paid Ryan the first payment of $25,000.

The Hunker Project consists of 121 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory Canada.  The claim block is situated 15 miles southeast of Dawson City and now stands at 6,000 acres or 24 square kilometers and straddles Hunker Creek.  The exploration plan on the Hunker Project will be primarily based on the 1959 grid auger  soil samples obtained by Ryanwood Exploration, Inc. from 2001-2009. Mr. Shawn Ryan is the option holder on the Ballarat and Hunker Option Agreements.

Sampling

At this time the Company does not have any analytical procedures and has not developed any Quality Assurance/Quality Control (QA/QC) protocols for our exploration program.  We have relied solely on Ryanwood Exploration, Inc., to implement proper procedures.

There has been some soil sampling and both the Ballarat Property and the Hunker Property are in good condition having been basically undisturbed.

Ryanwood Exploration Inc., which is the company doing the soil sampling, employs both Engineers and Geologists who have physically examined the Ballarat and the Hunker properties.

Government Regulation of Mining Interests

The Company’s exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters.  Mining exploration is also subject to risks and liabilities associated with pollution of the environment and the disposal of waste products occurring  as a result of mineral exploration and production.  Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities.  Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

The Company’s exploration activities are subject to certain regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, the Company may be subject to regulation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  However, such laws and regulations, whether foreign or domestic, are frequently changed and we are unable to predict the ultimate cost of compliance.  Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

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

BECAUSE THE COMPANY HAS ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, THE COMPANY FACES A HIGH RISK OF BUSINESS FAILURE.

The mineral exploration of the Company constitutes a new business venture. As a result, the Company has limited financial information on which you can evaluate the Company’s performance.  The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.  The Company has just begun the initial stages of its business plan, i.e. exploration.  As a result, the Company has no way to evaluate the likelihood of its ability to operate the business successfully.  The Company has earned minimal revenues as of the date of this Annual Report, and thus face a high risk of business failure.

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

Mineral expoloration, the industry of which the Company is involved, may adversely change, thereby reducing the value of our shares of common stock.  The general economic prospects of the United States or any general fluctuations in the capital markets may also affect the value of the shares of common stock.

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

OUR MANAGEMENT TEAM LACKS TECHNICAL TRAINING AND EXPERIENCE

Our management team lacks technical training and experience with exploring for, starting, and/or operating a mine.  Thus, with no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry.  Therefore, management decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly used.  Thus, the Company’s operations, earnings, and ultimate financial success could suffer due to management’s lack of experience in this industry.

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

OUR EXPLORATION ACTIVITIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR BUSINESS PLAN.

The Company's long-term success depends on our ability to establish commercially recoverable quantities of ore that can be developed into commercially viable mining operations, however the Company is only in the exploration state.  Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor.

The success of mineral exploration is determined in part by the following factors:

•	Identification of potential mineralization based on superficial analysis;
•	Availability of government-granted exploration permits;

•	The quality of management and geological and technical expertise; and
•	The capital available to us for exploration.

During this exploration stage, we are evaluating the substantial expenditures which are going to be required to establish proven and probable reserves through drilling and analysis to develop processes to extract minerals and to develop the mining and processing facilities at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, but are not limited to the particular attributes of the deposit and government  regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental  protection.  We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially viable mineral reserves.  The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations.

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

Principal Executive Offices

The Company’s offices are located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.  The Company leases office space requiring rental payments of $246.00 per month.  The Company believes this office space if sufficient to meet its immediate needs.

Ballarat and Hunker Properties

The nature of the ownership interests in the Ballarat Property and the Hunker Property is that the Company has an option to acquire an undivided 100% right, title and interest in both properties.  The claims on the Ballarat Property, which cover 1,900 acres, and the Hunker Property, which covers 6,000 acres, are Quartz claims.  Both the Ballarat Property and the Hunker Property are without known reserves and the proposed program is exploratory in nature. This is an accurate statement.

Under the Ballarat Option Agreement, Mr. Ryan is to be paid a total of $400,000, incur total expenditures in the amount of $1,260,000 and be issued a total of 1,250,000 shares of restricted stock in exchange for an undivided 100% right, title and interest in the Ballarat Property.  The Ballarat Property is located in the Yukon Territory of Canada, in the newly recognized White Gold District formerly known as the Thistle Area. It straddles the Ballarat Creek and there is an access road.  According to the Geological Survey of Canada (GSC), and the Yukon Geological Survey (YTG) geological maps, the Ballarat Property is covering mainly augengneiss with minor amphibolites and quartzmica schist. The GSC regional magnetic data is indicating the Ballarat Project is straddling a regional north east trending magnetic high similar to discoveries of other companies in the area. The GSC has collected soil samples of the property reporting data upwards of 32 ppb Au.

Under the Hunker Option Agreement, Mr. Ryan is to be paid a total $400,000, incur a total of $1,730,000 in expenditures and be issued a total of 1,000,000 shares of restricted common stock.  The Hunker Property is located in the Dawson Mining District of the Yukon Territory of Canada.  It is situated less than 15 miles South East of Dawson City, and straddles the Hunker Creek where there is an access road.  The Hunker Property straddles Hunker Creek, one of the most famous placer creeks.  This property was also staked to cover the northwest trending thrust fault.  There has been soil sampling since 2003, over 1,500 in number, have shown a gold-copper soil anomaly measuring 550 meters by 900 meters.

The claims for the Ballarat Property and the Hunker Property are registered with the Yukon Territory Government.  The claims comprising the Ballarat Property and the Hunker Property were properly recorded and filed with appropriate governmental agencies; (ii) all assessment work required to hold the claims comprising the Ballarat Property and the Hunker Property have been performed and all governmental fees have been paid, if any, and all filings required to maintain the claims comprising the Ballarat Property and the Hunker Property are in good standing have been properly and timely recorded or filed with appropriate governmental agencies

At this time there is no equipment, infrastructure, or other facilities, as far as we know, on either the Ballarat Property or the Hunker Property.  In addition, as far as we are aware, there have been no improvements or equipment that has been moved onto either of the properties.

In the future, we anticipate that our minimum total exploration costs for the next fiscal year shall be $50,000 for both properties.

A small scaled map, which includes the location and access to the property, is attached hereto and incorporated by this reference herein as Exhibit 10.4(a),the Ballarat Option Agreement as Schedule B, of this Annual Report. The Ballarat Property is without known reserves and the proposed program is exploratory in nature.

A small scaled map, which includes the location and access to the property, is attached hereto and incorporated by this reference herein as Exhibit 10.5, the Hunker Option Agreement as Schedule B, of this Annual Report. The Hunker Property is without known reserves and the proposed program is exploratory in nature.

Item 3.	Legal Proceedings.

A complaint was filed in the Superior Court of Las Vegas against the Company by Mr. William Hart, attorney at law.  The causes of action in the complaint were in regards to payment of attorney’s fees owed to Mr. Hart for services rendered to the Company.  A judgment was obtained on February 2, 2010 in favor of Mr. Hart for $12,737.43, including costs of $292.   The judgment has been paid in full and thus satisfied.

Other than as noted above, there were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business.  Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved as either plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

Organizational History

We were incorporated in Nevada on January 8, 2008 and planned to be involved in the exploration of oil and gas.

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

On February 22, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”  Our exploration activities on the Ballarat Property and the Hunker Project have been   limited only to soil sampling.

We will need to raise the funds required for excavation from third parties to continue with our exploration activies. We may also attempt to raise needed capital through the private sale of our securities or by borrowing from third parties. If we are able to raise such capital, we intend to spend such capital over the next 12 months with soil sampling (25 meters), initiating a ground magnetic survey, geological mapping and excavator trenching followed by an evaluation of a possible drill program However, we may not be successful in raising the capital needed for the aforementioned exploration activities.

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

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of April 30, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the audit of our consolidated financial statements for the year ended April 30, 2011, our independent registered accounting firm,, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2010, which correspond to the two material weaknesses identified above.

1.
In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to implement additional controls to improve the effectiveness of the Company’s disclosure controls and procedures.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.
In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Messrs. Fields, Beamin, Mulberry and Stecher have not yet filed initial reports on Form 3.

Item 11.                 Executive Compensation.

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from April 30, 2009 to April 30, 2010:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Terry Fields, President, Chief Executive Officer, Chief Financial Officer and Secretary	2009-2010	$60,000 (6)	--	$150,000 (7)	--	--	$210,000
Michael Mulberry, Vice President, General Manager of Operations, Director	2009-2010	$30,000 (6)	--	$62,500 (7)	--	--	$92,500

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from April 30, 2008 to April 30, 2009:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Ryan Beamin, President, Principal Executive Officer, and Secretary	2008-2009	--	--	--	--	--	--

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Daulton Capital’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Daulton Capital could not properly report in any other column of the table.
(6)	Mr. Fields and Mr. Mulberry are accruing a salary for services rendered, however neither have been paid as of the date of this Annual Report.
(7)
As noted in the 2009-2010 stock awards column, the Corporation has authorized the issuance of 600,000 shares to Terry Fields and 250,000 shares to Michael Mulberry, but the  shares have not been issued as of the date of this Annual Report. The shares of restricted common stock were valued at $0.25 per share, the price at the close of the market.

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

The following table shows the ownership of Daulton Capital’s common stock as of April 30, 2010 by each shareholder known by Daulton Capital to be the beneficial owner of more than 5% of Daulton Capital’s outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.  Please note that the shares for Terry Fields and Michael Mulberry have been authorized by the corporation to be issued, but have not been issued as of the date of this annual report.  However, they are included in this table because they have the right to acquire beneficial ownership of the securities within 60 days of this annual report.

Name and Address	Number of Shares	Percent of Class
Terry Fields 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	600,000	1%
Ryan Beamin 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	24,000,000	41%
Michael Mulberry 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	250,000.4%
Peter Stecher 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	0	0%
All officers and directors as a group	24,850,000	42.4%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
10.1	Purchase and Sale Agreement, dated February of 2008, between the Company and Southstar Oil & Gas, Inc. (1)
10.2	Purchase and Sale Agreement, dated July 30, 2008 (4)
10.3	Purchase and Sale Agreement, dated April 25, 2009, between the Company and Energy Solutions People, Inc. (5)
10.4 (a)	Ballarat Option Agreement, dated February 22, 2010, between the Company and Shawn Ryan
10.4 (b)	Ballarat Extension Agreement, dated March 14, 2010, between the Company and Shawn Ryan
10.4 (c)	Amendment to Ballarat Option Agreement, dated March 31, 2010, between the Company and Shawn Ryan
10.5	Hunker Option Agreement, dated February 25, 2010, between the Company and Shawn Ryan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: May 17, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer and Member of the Board of Directors

Date: May 17, 2011	By:	/s/ Peter Stecher
Peter Stecher, Member of the Board of Directors

DAULTON CAPITAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Daulton Capital Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Daulton Capital Corporation as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended including the three month periods ended April 30, 2010 and 2009, and for the period from inception (January 8, 2008) to April 30, 2010 These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

/ s /John Kinross-Kennedy
Certified Public Accountant
Irvine, California
May 13, 2011

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet
as at April 30,

ASSETS

	2010	2009
Current Assets
Cash and Cash Equivalents	$10,764	$-
Prepaid Rent	-	750
	10,764	750
Other Assets
Oil and Gas Working Interest: Mayberry No. 1	-	100,000
Oil and Gas Working Interest: Glencoe Wells	-	90,000
Mining Property Interest: Ballarat	25,000	-
Mining Property Interest: Hunker	25,000	-
	50,000	190,000

TOTAL ASSETS	$60,764	$190,750

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loans from Officers	45,492	-

	45,492	-

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at January 31, 2009 and April 30, 2008.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 57,600,000 shares issued and outstanding as at April 30, 2010 57,600,000 shares issued and outstanding as at April 30, 2009	57,600	57,600
Subscriptions Received	89,000	-
Additional paid-in capital	208,901	196,454
Deficit accumulated in the exploration stage	(340,229)	(63,304)

Total Stockholders' Equity	15,272	190,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,764	$190,750

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
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

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Stockholders' Equity (Deficit)
 For the period from Inception, January 8, 2008, to April 30, 2010

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per sh.	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Subscriptions received			89,000		89,000
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$297,901	$(340,229)	$15,272

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Cash Flows

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010
Cash Flows From Operating Activities
Net Income (Loss)	$(209,215)	$(269)	$(276,925)	$(51,710)	$(340,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash issue of stock for services
Change in operating assets and liabilities:
Accounts receivable				5,387
Prepaids			750
Abandonment of oil and gas leases	190,000		190,000		190,000
Net Cash provided by (used by) operating activities	59,621	(269)	2,825	(46,323)	(61,229)

Cash Flows From Investing activities
Purchase of mining leases	(50,000)		(50,000)	(90,000)	(240,000)
Subscriptions Received	78,836		89,000		89,000
Net Cash (used by) Investing
Activities	28,836	-	39,000	(90,000)	(151,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock					254,054
Proceeds of loans from officers	200		45,492		45,492
Contribution of capital			12,447		12,447
Common stock for oil and gas interest				90,000
Net Cash provided by Financing
Activities	200	-	57,939	90,000	311,993

Net Increase (Decrease) in Cash	9,821	(269)	10,764	(46,323)	10,764

Cash at beginning of period	943	269	-	46,323	-

Cash at end of period	$10,764	$-	$10,764	$-	$10,764

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

Daulton Capital Corporation
(An Exploration Stage Company)
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

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

Exploration-Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $340,229. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Numerator:

Basic and diluted net loss per share:	2010		2009
Net Loss	$	(276,925)	$	(51,710)

Denominator

Basic and diluted weighted average number of shares outstanding		57,600,000		57,600,000

Basic and Diluted Net Loss Per Share		$(0.00)		(0.00)

Accounting for Oil and Gas and Mining Producing Activities

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

Events subsequent to April 30, 2010 have been evaluated through May 16, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.