Form 10-Q/A
period 2010-10-31
Daulton Capital Corp.
filed 2011-05-18
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

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

Explanatory Note

This amendment to the Form 10-Q for the quarter ended October 31, 2010, is being filed to update the notes to the financial statements with additional information regarding the Company’s exploration expenses and to correct the amount of operating loss we incurred since inception.

Daulton Capital Corporation
(A Exploration Stage Company)
Notes to Financial Statements
October 31, 2010
(Unaudited)

PART I - FINANCIAL INFORMATION

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet
as at

ASSETS
	October 31,	April 30,
	2010	2010
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$11,000	$10,764

Other Assets
Mining Property Interest: Ballarat	25,000	25,000
Mining Property Interest: Hunker	25,000	25,000
	50,000	50,000

TOTAL ASSETS	$61,000	$60,764

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Loans from Officers	45,492	45,492

	45,492	45,492

Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at January 31, 2010 and July 31, 2009.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
57,600,000 shares issued and outstanding as at October 31, 2010
58,450,000 shares issued and outstanding as at October 31, 2009	58,450	57,600
Additional paid-in capital	386,551	208,901
Subscriptions Received	155,000	89,000
Deficit accumulated in the development stage	(584,493)	(340,229)

Total Stockholders' Deficit	15,508	15,272

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,000	$60,764

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
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

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the Six Months Ended		2008 through
	October 31,		October 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(244,264)	$(750)	$(405,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash issue of stock for services	178,500
Abandonment of oil and gas leases			190,000
Change in operating assets and liabilities:
Prepaid expenses		750
Net Cash provided by (used by) operating activities	(65,764)	-	(215,993)

Cash Flows From Investing activities
Subscriptions Received	66,000	6,000	155,000
Purchase of mining leases			(240,000)

Net Cash provided by investing activities	66,000	-	(85,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock			254,054
Proceeds of loans from officers			45,492
Contribution of capital			12,447

Net Cash provided by financing activities	-	-	311,993

Net Increase (Decrease) in Cash	236	-	11,000

Cash at beginning of period	10,764	-	-

Cash at end of period	$11,000	$-	$11,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to October 31, 2010
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800	(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per share	24,000,000	24,000	122,477		146,477
Net loss, period ended April 30, 2008				(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800	85,200		90,000

Net loss, year ended April 30, 2009				(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$196,454	$(63,304)	$190,750

Capital contributed			12,447		12,447
Subscriptions received				89,000	89,000
Net loss, year ended April 30, 2010				(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$208,901	$(251,229)	$15,272

Common stock issued for services September 14, 2010 at $0.21 per share	850,000	850	177,650		178,500
Subscriptions received				66,000	66,000
Net loss, 3 months ended Sep. 30, 2010				(244,264)	(244,264)
	58,450,000	$58,450	$386,551	$(429,493)	$15,508

Daulton Capital Corporation
(An Exploration Stage Company)
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

In the six months ended October 31, 2010 the Company incurred $40,203 exploration expenses consisting of soil sampling related to both the Ballarat and Hunker claims. The soil sampling was carried out by Ryanwood Exploration, Inc., a company owned by the optioner, Shawn Ryan.

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

Exploration -Stage Company

The Company is considered an exploration -stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $584,493 . The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

7. Legal Proceedings

A complaint was filed for attorney’s fees in Nevada Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

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

Events subsequent to October 31, 2010 have been evaluated through May 16, 2011, the date these statements were available to be issued, to determine whether they should be disclosed.  Michael Mulberry resigned  as Vice President and General Manager of operations and as a director in December, 2010.   His duties as General Manager of Operations were assumed by director  Peter Streicher. Management found no other  subsequent events to be disclosed.

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

The Company has raised $66,000 from a private offering since the fiscal year ended April 30, 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of October 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of October 31, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the financial statements and notes thereto for the quarter ended October 31, 2010, management has concluded that they observed inadequate  review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control. In particular, the notes to the financial statements had to be updated to add additional information regarding the Company’s exploration expenses and to correct the amount of operating loss we incurred since inception.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to October 31, 2010, which correspond to the two material weaknesses identified above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than noted above, there were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Syncrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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