Form 10-K/A
period 2010-04-30
Daulton Capital Corp.
filed 2011-06-30
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (the “Annual Report”) includes "forward-looking statements." All statements other than statements of historical facts included in this Annual Report , regarding Daulton Capital Corp.'s financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

References in this Annual Report to “we”, “us,” “our,” “Registrant,” Issuer”, “the Company,” and “Daulton Capital” mean Daulton Capital Corp., a Nevada corporation, unless the context otherwise requires.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Form 10-K/A Amendment No. 1 of Daulton Capital Corp. (the “Company”, “we” or “us”), for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2011(Amendment No. 1). This Amendment No. 2 is being filed to include revised financial statements additional disclosure information.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our chief executive officer and chief financial officer are filed as exhibits to this Amendment No. 2.

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

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this Annual Report.

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

As at April 30, 2010, our total assets were $60,764 and our total current liabilities were $45,492, resulting in a working capital deficit of ($34,728). As at April 30, 2010, our total assets were $60,764 compared to total assets of $190,750 as at April 30, 2009.  As at April 30, 2010, our current liabilities were $45,942 compared to current liabilities of $-0- at April 30, 2009.

Stockholders' equity decreased to ($15,272) as at April 30, 2010 from $190,750 at April 30, 2009.

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

See financial statements at the end of this Annual Report .

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

2.
In connection with the audit of our consolidated financial statements for the year ended April 30, 2010 , our independent registered accounting firm, reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control. In particular, subscriptions received have been re-classified as an equity account on the balance sheet and statement of changes in equity.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to October 30 , 2010, which correspond to the material weaknesses identified above.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: June 30, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer and Member of the Board of Directors

Date: June 30, 2011	By:	/s/ Peter Stecher
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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Daulton Capital Corporation as of April 30, 2010 and 2009 and the results of its operations, its stockholders’ equity and its cash flows for the years then ended, including the three month periods ended April 30, 2010 and 2009, and for the period from inception (January 8, 2008) to April 30, 2010, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy
Certified Public Accountant
Irvine, California
June 24, 2010

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

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Stockholders' Equity (Deficit)
 For the period from Inception, January 8, 2008, to April 30, 2010

					Accumulated
				Additional	Deficit During
	Common Stock		Subscriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balances at Inception, Jan. 8, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098 per share	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977 per share	24,000,000	24,000		122,477		146,477
Net loss, period ended April 30, 2008					(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$-	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share October 16, 2008	4,800,000	4,800		85,200		90,000

Net loss, year ended April 30, 2009					(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$-	$196,454	$(63,304)	$190,750

Capital contributed				12,447		12,447
Subscriptions received			89,000			89,000
Net loss, year ended April 30, 2010					(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$89,000	$297,901	$(340,229)	$15,272

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Cash Flows

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(209,215)	$(269)	$(276,925)	$(51,710)	$(340,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash issue of stock for services
Change in operating assets and liabilities:
Accounts receivable				5,387
Prepaids			750
Abandonment of oil and gas leases	190,000		190,000		190,000
Net Cash provided by (used by) operating activities	(19,215)	(269)	(86,175)	(46,323)	(150,229)

Cash Flows From Investing activities
Purchase of mining leases	(50,000)		(50,000)	(90,000)	(240,000)
Net Cash (used by) Investing Activities	(50,000)	-	(50,000)	(90,000)	(240,000)

Cash Flows From Financing Activities
Proceeds from the sale of Stock					254,054
Subscriptions Received	78,836		89,000		89,000
Proceeds of loans from officers	200		45,492		45,492
Contribution of capital			12,447		12,447
Common stock for oil and gas interest				90,000
Net Cash provided by Financing Activities	79,036	-	146,939	90,000	400,993

Net Increase (Decrease) in Cash	9,821	(269)	10,764	(46,323)	10,764

Cash at beginning of period	943	269	-	46,323	-

Cash at end of period	$10,764	$-	$10,764	$-	$10,764

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  A valuation allowance of 100% has been established, since it is more-likely-than not that the deferred tax asset will be realized, based on considerations under “Going Concern”, following.”

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

Accounting for Oil and Gas and Mining Producing Activities

The Company utilizes the full-cost method of accounting for extractive properties, per FASB ACS 939. Under this method, the Company capitalizes all costs associated with acquisition and exploration of mineral reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of mining of productive and non-productive mines into the full cost pool on a country by country basis.

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

Events subsequent to April 30, 2010 have been evaluated through June 23, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.