Form 10-Q/A
period 2010-10-31
Daulton Capital Corp.
filed 2011-06-30
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A
Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

DAULTON CAPITAL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	333-152002	30-0459858
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) amends the Form 10-Q/A Amendment No. 1 of Daulton Capital Corp. (the “Company”, “we” or “us”), for the quarter ended October 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2011(Amendment No. 1). This Amendment No. 2 is being filed to include revised financial statements additional disclosure information.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carryforward.  A valuation allowance of 100% has been established.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of ($244,263) in the six months ended October 31, 2010 and ($584,493) since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On September 14, 850,000 shares of common stock were issued for services. The issue was priced at the prevailing market price of the stock, 21 cents per share, and an expense of $178,500 was recorded.

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

6. Commitments and Contingencies

There were no commitments or contingencies in the three months ended August 31, 2010 .

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

References in this Amendment No. 2 to this Quarterly Report on Form 10-Q/A (this "Quarterly Report") to "we", "us", "our", "Registrant", "Issuer", "Company", "Daulton Capital", mean Daulton Capital Corp., a Nevada Corporation, unless the context otherwise requires.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of October 31, 2010 , the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the financial statements and notes thereto for the quarter ended October 31, 2010 , management has concluded that they observed inadequate  review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control. In particular, we revised the Statement of Stockholders Equity (Deficit) to present the subcriptions received separately from Accumulated Deficit during Development stage.

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

ITEM 6.	EXHIBITS

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbans-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: June 30, 2011	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer