Form 10-Q/A
period 2011-01-31
Daulton Capital Corp.
filed 2011-06-30
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Form 10-Q of Daulton Capital Corp. (the “Company”, “we” or “us”), for the quarter ended January 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2011. This Amendment No. 1 is being filed to include revised financial statements and additional disclosure information.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Daulton Capital Corporation
(An Exploration Stage  Company)
Notes to Financial Statements
January 31, 2011
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet

ASSETS

	January 31,	April 30,
	2011	2010
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$12,552	$10,764
Accounts Receivable	-	-
Prepaid Rent	-	-
	12,552	10,764
Other Assets
Mining Property Interest: Ballarat	25,000	25,000
Mining Property Interest: Hunker	25,000	25,000
	50,000	50,000

TOTAL ASSETS	$62,552	$60,764

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loans from Officers	45,492	45,490

	45,492	45,490

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at January 31, 2011 and April 30, 2010.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
58,450,000 shares issued and outstanding as at January 31, 2011
57,600,000 shares issued and outstanding as at April 30, 2010	58,450	57,600
Additional paid-in capital	386,551	208,901
Subscriptions Received	165,000	89,000
Deficit accumulated in the development stage	(592,941)	(340,229)

Total Stockholders' Equity (Deficit)	17,060	15,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,552	$60,762

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

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Cash Flows
 (Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 9 months ended		2008 through
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(8,448)	$(66,960)	$(252,712)	$(67,710)	$(592,941)
				.
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash issue of stock for services			178,500		178,500
Change in operating assets and liabilities:
Prepaids				750

Net Cash provided by (used by) operating activities	(8,448)	(66,960)	(74,212)	(66,960)	(414,441)

Cash Flows From Investing activities
Purchase mineral property interest					(50,000)
Non cash issue of stock for interest in oil and gas leasehold					90,000
Net Cash (used by) Investing Activities	-	-	-	-	40,000

Cash Flows From Financing Activities
Proceeds of the sale of Stock					164,054
Subscriptions Received	10,000	10,164	76,000	10,164	165,000
Proceeds of loans from officers		45,292		45,292	45,492
Contribution of capital		12,446		12,446	12,447
Net Cash provided by Financing Activities	10,000	67,902	76,000	67,902	386,993

Net Increase (Decrease) in Cash	1,552	942	1,788	942	12,552

Cash at beginning of period	11,000	-	10,764	-	-

Cash at end of period	$12,552	$942	$12,552	$942	$12,552

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

DAULTON CAPITAL CORPORATION
 (An Exploration State Company)
 Statement of Stockholders' Equity (Deficit)
 For the period from Inception, January 8, 2008, to January 31, 2011
 (Unaudited)

					Accumulated
				Additional	Deficit During
	Common Stock		Subscriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balances at Inception,
January 8, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash on January 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash on February 21, 2008 at $0.0977	24,000,000	24,000		122,477		146,477
Net loss, period ended April 30, 2008					(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$-	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share Oct. 16, 2008	4,800,000	4,800		85,200		90,000

Net loss for the year					(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$-	$196,454	$(63,304)	$190,750

Capital contributed				12,447		12,447
Subscriptions Received			89,000			89,000
Net loss for the year					(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$89,000	$208,901	$(340,229)	$15,272

Common stock issued for services September 14, 2010 at $0.21	850,000	850		177,650		178,500
Subscriptions Received			76,000			76,000
Net loss for the nine months					(252,712)	(252,712)

Balances at January 31, 2011	58,450,000	$58,450	$165,000	$386,551	$(592,941)	$17,060

Daulton Capital Corporation
(An Exploration Stage Company)
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

In the nine months ended January 31, 2011 the Company incurred $40,203 exploration expenses consisting of soil sampling related to both the Ballarat and Hunker claims. The soil sampling was carried out by Ryanwood Exploration, Inc., a company owned by the optioner, Shawn Ryan.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The company experienced a loss of ($ 252,712 ) in the nine months ended January 31, 2011 and ($ 592,941 ) since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.   If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Exploration -Stage Company

The Company is considered an exploration -stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.   ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.   Management has defined inception as January 8, 2008.   Since inception, the Company has incurred an operating loss of ($ 592,941 ). The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.   Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

On August 6 , 2009 the stockholders by a majority vote approved a 4-for-1 forward split of the Company’s common stock.   There was no effect on stockholders’ equity and par value of $0.001 per share remained unchanged.

On September 14, 850,000 shares of common stock were issued for services .  The issue was priced at the prevailing market price of the stock, 21 cents per share, and an expense of $178,500 was recorded.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q /A, Amendment No. 1 (this "Quarterly Report") to "we", "us", "our", "Registrant", "Issuer", "Company", "Daulton", mean Daulton Capital Corp., a Nevada Corporation, unless the context otherwise requires.

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

Liquidity and Further Capital Resources

At January 31, 2011, we had assets of $62,552, consisting of cash and cash equivalents and oil and gas interests.  Total stockholders’ deficit was $17,060 at January 31, 2011.  We are a pre-exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of January 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of January 31, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the financial statements and notes thereto for the quarter ended January 31, 2011, management has concluded that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control. In particular, the statement of Stockholders Equity has been revised to present the $89,000 in Subscriptions Received separate from Additional Paid-in Capital and the Subscriptions Received has been reclassified within cash flows from financing activities in the Statement of Cash flows.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to January 31, 2011, which correspond to the two material weaknesses identified above.

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