Form 10-K
period 2011-04-30
Daulton Capital Corp.
filed 2011-08-11
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 333-152002

DAULTON CAPITAL CORP.
(Name of Small Business Issuer in its charter)

Nevada	30-0459858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169
(Address of principal executive offices)

(888) 387-1403
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2010 (the Registrant’s most recently completed second fiscal quarter) was approximately $11,020,000.

As of April 30 2011, the Company had 60,240,003 issued and outstanding shares of common stock.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (the “Annual Report”) includes "forward-looking statements." All statements other than statements of historical facts included in this Annual Report, regarding Daulton Capital Corp.'s financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

References in this Annual Report to “we”, “us,” “our,” “Registrant,” Issuer”, “the Company,” and “Daulton Capital” mean Daulton Capital Corp., a Nevada corporation, unless the context otherwise requires.

DAULTON CAPITAL CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2011

PART I

Item 1.	Business.

Organizational History

Daulton Capital Corp. (“Company”,“we” “us” or “our”) was incorporated in Nevada on January 8, 2008 with the intention of pursuing oil and gas exploration opportunities.

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

On February 22, 2010, the Company entered into the “Ballarat Option Agreement” with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, the Company entered into the “Hunker Option Agreementwith Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”

On April 18, 2011, the Company and South Pacific Connection Ltd (James Das), entered into a Purchase Agreement for the Company to purchase an 80% working interest of a mining claim in Papua New Guinea.

On April 29, 2011, the Company and Shawn Ryan entered into a “Termination Agreement” to terminate the Ballarat Option Agreement, and amendments thereto and the Hunker Option Agreement (collectively, the “Option Agreements”).  Pursuant to the Termination Agreement, the Option Agreements shall no longer be in effect and thus shall be null and void.  Shawn Ryan shall retain all payments and restricted stock that he received pursuant to the Option Agreements.

General Overview of Business

As of April 30, 2011, the Company has abandoned the oil and gas prospects.  The Company plans to evaluate mining prospects and participate in mining activities on those prospects, which in the opinion of management are favorable. If, through the Company’s review, a geographical area indicates geological and economic potential, the Company may attempt to acquire leases or other interests in the area.  The Company may then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration of the prospect with the joint owners.

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

Mining Interests

For the year ended April 30, 2011, the Company has engaged in the business of exploration of precious metals with a focus on quartz deposits in North America and gold and precious metals in Papua New Guinea.  As of the date of this Annual Report, the Company’s mineral interests consist of the Purchase Agreement with South Pacific Connection Ltd.  In addition, all exploration of the quartz deposits in North America that the Company was exploring through the Option Agreements has been terminated.  The Company has not established any proven or probable reserves on the claims of which we have an interest.

Papua New Guinea

On April 18, 2011, the Company and South Pacific Connection Ltd., a company formed under the laws of Papua New Guinea (“South Pacific”) entered into the Purchase Agreement for the Company  to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the mining claim, the Company paid $35,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years.  The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim.  The Company’s exploration plans are toconduct stream sediment sampling and geological mapping in conjunction with ridge and spur or grid soil sampling and bulk sampling of stream gravels

The key task of our initial plan is to determine appropriate drill targetswithin any mineralized zones found and interpretation of findings. Thus far we have done no work on the property.

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

Pursuant to the Ballarat Option Agreement, Ryan retained a 2% net smelter return interest that requires an advance royalty payment for $30,000 starting Aug 20, 2014.  At the option of the Company, the net smelter return interest may be reduced to 1% upon making a $2 million dollar payment to Ryan.  The Company’s exploration plans for the Ballarat Property were to establish a soil and ground magnetic survey.  The soil-sampling program would then have been followed up with a portable excavator-trenching program.

Pursuant to the Ballarat Option Agreement, the first payment of $25,000 was due to Ryan on or about March 15, 2010.  However, the Company and Ryan entered into the “Ballarat Extension Agreement” to extend such payment by 10 days.  The Company then paid Ryan the first payment of $25,000.  Our plans for exploration of the Ballarat Property were to continue soil sampling to be carried out by Ryan Wood Exploration, Inc, which is a company owned and operated by Shawn Ryan, a party to the Ballarat Option Agreement and the Hunker Option Agreement, to evaluate both properties as target areas for further (25) meter sampling, possible ground magnetic survey, geological mapping and excavator trenching followed by a possible drill program.  However, no such exploration occurred in 2011.

On March 31, 2010, the Company entered into an Amendment to Ballarat Option Agreementwhich amended the Ballarat Option Agreement as follows: (a) the BallaratProperty  consisted of 94 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory, Canada and (b) the claim block  covered approximately 19 square kilometers and straddledBallarat Creek.

However, pursuant to the Termination Agreement, the aforementioned Ballarat Option Agreement and the Amendment to the Ballarat Option Agreement have been terminated and are therefore null and void as of the date of this report.Pursuant to the Termination Agreement Ryan shall keep the payment of $25,000 and the issuance of 250,000 shares of restricted common stock.

Hunker

On February 25, 2010, the Company and Ryan entered into the Hunker Option Agreement for the Company to acquire from Ryan an undivided interest in the mining claims of a property described as the “Hunker Project.”  The Hunker Option Agreement granted the Company the option to earn 100% interest in the “Hunker Property” from Ryan by making staged cash payments and issuing a total of 1,000,000 shares of common stock of the Company to Mr. Ryan on or before February 15, 2014. Ryan shall retain a 2% net smelter return interest that requires an advance royalty payment for $30,000.  At the option of the Company, the net smelter return interest of Ryan may be reduced to 1% upon making a $2 million dollar payment to Ryan.  The Company paid Ryan the first payment of $25,000.

The Hunker Project consisted of 121 Yukon Quartz Mining Claims located in the Dawson Mining District, Yukon Territory Canada.  The claim block was situated 15 miles southeast of Dawson City on 6,000 acres or 24 square kilometers straddling Hunker Creek.  The exploration plan on the Hunker Project was to be primarily based on the 1959 grid auger soil samples obtained by Ryanwood Exploration, Inc. from 2001-2009.

However, pursuant to the Termination Agreement, the aforementioned Hunker Option Agreement has been terminated and thus is null and void as of the date of this report.Pursuant to the Termination Agreement Ryan shall keep the payment of $25,000 and the issuance of 1,000,000 shares of restricted common stock.

Sampling

At this time the Company does not have any analytical procedures and has not developed any Quality Assurance/Quality Control (QA/QC) protocols for our exploration program.

The Company has relied onSouth Pacific, the owner of the property,to implement proper procedures on the Papua New Guinea Property.  As of this Annual Report, there has been no work done by the Company.

The Company has relied solely on Ryanwood Exploration, Inc., to implement proper procedures on the Ballarat and Hunker properties.There has been some soil sampling and both the Ballarat Property and the Hunker Property are in good condition having been basically undisturbed. Ryanwood Exploration Inc., which is the company doing the soil sampling,employs both engineers and geologists who have physically examined the Ballarat and the Hunker properties.

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

As of April 30, 2011, the Company did not have any full time employees.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

The Company recently began operations and has only nominal revenues. The Company will require additional financing to sustain its business operations if the Company is not successful in earning significant revenues in the future.  The Company currently does not have any arrangements for additional financing and may not be able to obtain financing when required.

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

BECAUSE THE COMPANY HAS ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, THE COMPANY FACES A HIGH RISK OF BUSINESS FAILURE.

The mineral exploration of the Company constitutes a new business venture. As a result, the Company has limited financial information on which you can evaluate the Company’s performance.  The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.  The Company has just begun the initial stages of its business plan, i.e. exploration.  As a result, the Company has no way to evaluate the likelihood of its ability to operate the business successfully.  The Company has earned minimal revenues as of the date of this report, and thus faces a high risk of business failure.

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

Mineral exploration, the industry of which the Company is involved, may adversely change, thereby reducing the value of our shares of common stock.  The general economic prospects of the United States or any general fluctuations in the capital markets may also affect the value of the shares of common stock.

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

OUR EXPLORATION ACTIVITIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR BUSINESS PLAN.

The Company's long-term success depends on our ability to establish commercially recoverable quantities of ore that can be developed into commercially viable mining operations; however the Company is only in the exploration state.  Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor.

The success of mineral exploration is determined in part by the following factors:

●	Identification of potential mineralization based on superficial analysis;
●	Availability of government-granted exploration permits;
●	The quality of management and geological and technical expertise; and
●	The capital available to us for exploration.

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

Papua New Guinea

The nature of the ownership interests in the Papua New Guinea ELA 1857 claims (the “ELA Claims”) are that the Company has an option to acquire an 80% interest in the claims.  The ELA Claims cover 750,000 hectares or 1.8 million acres.  The claims are without known reserves and the proposed program is exploratory in nature.

Under the Purchase Agreement, South Pacific has been paid a total of $35,000, and we are to incur total expenditures in the amount of $3,400,000 and issue a total of 2,500,000 shares of restricted stock in exchange for an undivided 80% interest in the ELA Claims.

The ELA Claims are located in Yangoru in East Sepik Province, which is part of the Sandaun Province of Papua New Guinea.

The ELA Claims are licensed with the Papua New Guinea Government, License No. ELA1857.  The claims comprising the ELA Claims were properly recorded and filed with appropriate governmental agencies; (ii) all assessment work required to hold the claims have been performed and all governmental fees have been paid, if any, and all filings required to maintain the property comprising the ELA Claims are in good standing have been properly and timely recorded or filed with appropriate governmental agencies

At this time there is no equipment, infrastructure, or other facilities, as far as we know, on the property in which the ELA Claims are located.  In addition, as far as we are aware, there have been no improvements or equipment that has been moved onto the properties.

In the future, the anticipated minimum total exploration costs for the next fiscal year shall be $150,000.00.

At this time we do not have a map of the ELA Claims which include the location and access to the property.  The Property in which the ELA Claims are located are without known reserves and the proposed program for the ELA Claims is exploratory in nature.

Ballarat and Hunker Properties

As of February 25, 2011, all exploration activities on the Ballarat and Hunker Properties have been abandoned due to the Termination Agreement.  However, the nature of the ownership interests in the Ballarat Property and the Hunker Property were that the Company had an option to acquire an undivided 100% right, title and interest in both properties.  The claims on the Ballarat Property, covered 1,900 acres, and the claims on the Hunker Property covered 6,000 acres.  Both the Ballarat Property and the Hunker Property were without known reserves and the program was exploratory in nature.

Under the Ballarat Option Agreement, Mr. Ryan was to be paid a total of $400,000, incur total expenditures in the amount of $1,260,000 and was to be issued a total of 1,250,000 shares of restricted common stock in exchange for an undivided 100% right, title and interest in the Ballarat Property.  The Ballarat Property was located in the Yukon Territory of Canada, in the newly recognized White Gold District formerly known as the Thistle Area. It straddled the Ballarat Creek and there was an access road.  According to the Geological Survey of Canada (GSC), and the Yukon Geological Survey (YTG) geological maps, the Ballarat Property is covering mainly augengneiss with minor amphibolites and quartzmica schist. The GSC regional magnetic data indicated that the Ballarat Project straddled a regional north east trending magnetic high similar to discoveries of other companies in the area. The GSC has collected soil samples of the Ballarat Property reporting data upwards of 32 ppb Au.

Under the Hunker Option Agreement, Mr. Ryan was to be paid a total of $400,000, incur a total of $1,730,000 in expenditures and be issued a total of 1,000,000 shares of restricted common stock.  The Hunker Property was located in the Dawson Mining District of the Yukon Territory of Canada.  It was situated less than 15 miles South East of Dawson City, and straddled the Hunker Creek where there was an access road.  The Hunker Property straddles Hunker Creek, one of the most famous placer creeks.  The Hunker Property was also staked to cover the northwest trending thrust fault.  There has been soil sampling since 2003, over 1,500 in number, and have shown a gold-copper soil anomaly measuring 550 meters by 900 meters.

The claims for the Ballarat Property and the Hunker Property were registered with the Yukon Territory Government.  The claims comprising the Ballarat Property and the Hunker Property were properly recorded and filed with appropriate governmental agencies; (ii) all assessment work required to hold the claims comprising the Ballarat Property and the Hunker Property were performed and all governmental fees were paid, if any, and all filings required to maintain the claims comprising the Ballarat Property and the Hunker Property were in good standing having been properly and timely recorded or filed with appropriate governmental agencies

At the time of the Termination Agreement there were no equipment, infrastructure, or other facilities, as far as the Company knew, on either the Ballarat Property or the Hunker Property.  In addition, as far as the Company was aware, there were no improvements or equipment that had been moved onto either of the properties before the date of the Termination Agreement.

A small scaled map, which includes the location and access to the property, was attached and incorporated by reference in the Company’s 10-K filing for the fiscal year ended April 30, 2011, and all amendments thereto.

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

Other than as noted above, there were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business.  Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Semicrude, Inc. bankruptcy proceeding, or is involved as either plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the high and low sale prices of the Company’s common stock during the periods presented as quoted on the OTCBB under the trading symbol of DUCP.  The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

	Closing Sale Price
	Common Stock
Quarter Ended	High	Low
July 31, 2009	$0.30	$0.30
October 30, 2009	$0.70	$0.56
January 29, 2010	$0.62	$0.57
April 30, 2010	$0.34	$0.31
July 31, 2010	$0.19	$0.18
October 30, 2010	$0.22	$0.22
January 31, 2011	$0.17	$0.17
April 30, 2011	$0.26	$0.22

As of April 30, 2011 there were approximately 14 holders of the Company’s common stock.

The market price of the Company's common stock is subject to significant fluctuations in response to, and may be adversely affected by (i) variations in quarterly operating results, (ii) developments in the mining industry generally and more particularly within the geographically and geological areas that the Company owns and/or operates properties, and (iii) general stock market conditions.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

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

Recent Sales of Unregistered Securities

During the fiscal year ended April 30, 2011, the Company initiated a private offering for shares of restricted common stock at $0.30 per share.  The Company raised a total of $76,000 from two accredited investors.

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

In June 2008, Semicrude, Inc., the purchaser of the oil produced by our wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to us for oil sold have been suspended.

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

On February 22, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”  Our exploration activities on the Ballarat Property and the Hunker Project werelimited only to soil sampling.  However, as of the date of this annual report, the option agreements, and all amendments thereto have been terminated as of April 29, 2011.

On April 18, 2011, we entered into a Purchase Agreement with South Pacific Connection Limited (James Das), to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the Mining Claim, the Company paid $35,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years.  The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim.  As of the date of this annual report there have been no exploration activities.

We will need to raise the funds required for excavation from third parties to continue with our exploration activities. We may also attempt to raise needed capital through the private sale of our securities or by borrowing from third parties. If we are able to raise such capital, we intend to spend such capital over the next 12 months with soil and stream sampling,geological mappingand possibly initiating a ground magnetic survey  and excavator trenching followed by an evaluation of a possible drill program. However, we may not be successful in raising the capital needed for the aforementioned exploration activities.

Our future plans will be dependent upon the amount of capital we are able to raise. We do not have any commitments or arrangements from any person to provide us with any additional capital.

Results of Operations

During fiscal year ended April 30, 2011, we incurred general and administrative expenses in the aggregate amount of $58,453 compared to $12,914 incurred during fiscal year ended April 30, 2010 (an increase of $45,539).  The operating expenses incurred during fiscal year ended April 30, 2011 consisted of: (i) salary and wages of $-0- (2010: $45,000); (ii) consulting fees of $238,500 (2010: $-0-); (iii) professional fees of $16,120 (2010: $26,517); (iv) occupancy expense of $3,266 (2010: $1,494); (v) stock transfer fees of $4,726(2010: $1,000); (vi) abandonment loss of $385,000 (2010: $-0-); and (vii) impairment of oil and gas leases $-0- (2009:  $190,000).

Our net income (loss) for the fiscal year ended April 30, 2011 was approximately ($706,065) compared to our net income (loss) of ($276,925) for the fiscal year ended April 30, 2010.  During the fiscal year ended April 30, 2011 we generated $-0- in revenue.

The basic weighted average number of shares outstanding was 59,552,941 at April 30, 2011 and 57,600,000 on April 30, 2010.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at April 30, 2011, our current assets were $4,199 and our total current liabilities were $90,492, resulting in a working capital deficit of ($86,293). As at April 30, 2011, our total assets were $4,199 compared to total assets of $60,764 as at April 30, 2010.  As at April 30, 2011, our current liabilities were $90,492 compared to current liabilities of $45,492 at April 30, 2010.

Stockholders' equity increased to ($86,293) as at April 30, 2011 from $15,272 at April 30, 2010.

Off-Balance Sheet Arrangements

As of the date of this  report,  we did not have  any  off-balance  sheet arrangements  that have, or is  reasonably  likely  to have, a current or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

Material Commitments

As of April 30, 2011, we did not have any material capital commitments, other than funding our operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of our common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Please refer to the financial statements and the notes to the financial statements at the end of this report.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of April 30, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the audit of our consolidated financial statements for the year ended April 30, 2011, our independent registered accounting firm reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control due to us having to add additional disclosure material and restating our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, and for the Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to April 30, 2011, which correspond to the two material weaknesses identified above.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Below is a list of the Company’s officers and directors as of April 30, 2011. The directors will generally be elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by its board of directors and serve at its discretion.

Name	Age	Position
Terry Fields	68	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Peter Stecher	55	Director

Background of Executive Officers and Directors

Terry Fields has been engaged in the private practice of law since 1969.  Since 1985 Mr. Fields has been President and Director of ten public companies in the United States and Canada, mostly in the natural resource area.  He was President of High Desert Mineral Resources from 1985 until 2000 when it was sold to Royal Gold Corporation for over $25,000,000.  Presently, Mr. Fields is a Director and President of Willow Creek Enterprises, Inc. (WLOC), First Pursuit Ventures Ltd. (FPVH), and Malwin Ventures Inc. (MLWN). In addition, Mr. Fields is the Director and Chief Financial Officer of Uniontown Energy, Inc. (UTOG). Mr. Fields received his Bachelor of Science Degree from the University of California in 1965 and his law degree from Loyola University School of Law in 1968.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Ryan Beamin has filed his initial report on Form 3, but has not updated his beneficial ownership by filing a Form 4 to update his holdings.  However, Messrs. Fields and Stecher have filed their initial reports on Form 3.

Item 11.	Executive Compensation.

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from April 30, 2010 to April 30, 2011:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total

Terry Fields, President, Chief Executive Officer, Chief Financial Officer and Secretary	2010-2011	60,000 (6)	--	--	--	--	$60,000

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from April 30, 2009 to April 30, 2010:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total

Terry Fields, President, Chief Executive Officer, Chief Financial Officer and Secretary	2010-2011	$60,000 (6)	--	$150,000	--	--	$210,000
Michael Mulberry, Vice President, General Manager of Operations, Director	2010-2011	$30,000 (6)	--	$62,500	--	--	$92,500

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Daulton Capital’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Daulton Capital could not properly report in any other column of the table.
(6)
Mr. Fields is accruing a salary for services rendered; however he has not been paid as of the date of this Annual Report.  However, Mr. Mulberry forgave all accrued salary for stock prior to his resigning from the Company.

Stock Options.  The Company has not granted any stock options and does not have any stock option plans in effect as of the date of April 30, 2011.  In the future, the Company may grant stock options to its officers, directors, employees or consultants.

Long-Term Incentive Plans.  The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors.  The Company’s directors do not receive any compensation their services as directors.

Mr. Fields plans to spend approximately 25% of his time on the business of Daulton Capital.

The Company does not have any employment agreements with its officers or employees. The Company does not maintain key man insurance on the life or in the event of disability of any of its officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of Daulton Capital’s common stock as of April 30, 2011 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address	Number of Shares	Percent of Class
Terry Fields 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	600,000.9%
Ryan Beamin 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	19,000,000	32%
Peter Stecher 3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169	0	0%
All officers and directors as a group	19,600,000	32.9%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On April 19, 2010, the Board of Directors authorized 600,000 shares of restricted common stock to be issued to the President, Terry Fields, and 250,000 shares of restricted common stock to Michael Mulberry, Vice President, for services rendered.  The aforementioned shares were issued September 14, 2010.

On December 15, 2010, Vice President and Director Michael Mulberry forgave his loan to the Company of $15,000 upon resigning his offices.  Additional Paid-in Capital was credited accordingly.

Other than as noted above, none of the Company’s directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during the fiscal year ended April 30, 2011.

Item 14.	Principal Accounting Fees and Services.

John Kinross-Kennedy served as Daulton Capital’s independent public accountant during the period from the inception of Daulton Capital (January 8, 2008) to the fiscal year ended April 30, 2011.  The following table shows the aggregate fees billed to Daulton Capital during the periods ended April 30, 2011 and 2010 by Mr. Kinross-Kennedy.

	2011	2010
Audit Fees	$2,000	$2,000
Audit-Related Fees	$2,000	600
Financial Information Systems	0	0
Design and Implementation Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
5.1	Opinion of John Kinross-Kennedy, CPA
10.1	Purchase and Sale Agreement, dated February of 2008, between the Company and Southstar Oil & Gas, Inc. (1)
10.2	Purchase and Sale Agreement, dated July 30, 2008 (4)
10.3	Purchase and Sale Agreement, dated April 25, 2009, between the Company and Energy Solutions People, Inc. (5)
10.4	Ballarat Option Agreement, dated February 22, 2010, between the Company and Shawn Ryan (6)
10.4(a)	Ballarat Extension Agreement, dated March 14, 2010, between the Company and Shawn Ryan (7)
10.4(b)	Amendment to Ballarat Option Agreement, dated March 31, 2010, between the Company and Shawn Ryan (8)
10.5	Hunker Option Agreement, dated February 25, 2010, between the Company and Shawn Ryan (9)
10.6	Purchase Agreement, dated April 11, 2011, between the Company and South Pacific Connection (James Das) (10)
10.7	Termination Agreement, dated April 29, 2011, between the Company and Shawn Ryan (11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2010.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 19, 2010.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 29, 2010.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2011.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: August 11, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2011	By:	/s/ Terry Fields
Terry Fields, Chief Executive and Financial Officer and Member of the Board of Directors

Date: August 11, 2011	By:	/s/ Peter Stecher
Peter Stecher, Member of the Board of Directors

DAULTON CAPITAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Daulton Capital Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Daulton Capital Corporation as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the yearsthen ended including the three month periods ended April 30, 2011 and 2010, and for the period from inception (January 8, 2008) to April 30, 2011 These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Daulton Capital Corporation as of April 30, 2011 and 2010 and the results of its operations, its stockholders’ equity and its cash flows for the years then ended, including the three month periods ended April 30, 2011 and 2010, and for the period from inception (January 8, 2008) to April 30, 2011, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
July 13, 2011

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet
as at April 30,

ASSETS
	2011	2010

Current Assets
Cash and Cash Equivalents	$4,199	$10,764

Other Assets
Mining Property Interest: Ballarat	-	25,000
Mining Property Interest: Hunker	-	25,000
	-	50,000

TOTAL ASSETS	$4,199	$60,764

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loans from Officers	90,492	45,492

	90,492	45,492

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at April 30, 2010 and 2009.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 60,240,003shares issued and outstanding as at April 30, 2011, 57,600,000 shares issued and outstanding as at April 30, 2010	60,240	57,600
Additional paid-in capital	896,761	208,901
Subscriptions Received	3,000	89,000
Deficit accumulated in the exploration stage	(1,046,294)	(340,229)

Total Stockholders' Equity (Deficit)	(86,293)	15,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,199	$60,764

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Operations

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Revenues
Crude Oil Production	$-	$-	$-	$-	$17,189

Costs and Expenses
Mining Exploration	-		-		40,203
Salary & Wages	-		-	45,000	45,000
Consulting	60,000		238,500		247,664
Professional Fees	1,230	9,370	16,120	26,517	86,106
Occupancy Expense	764	498	3,266	1,494	13,745
Stock Transfer Fees	1,000	1,000	4,726	1,000	11,680
Abandonment Loss	385,000		385,000		385,000
Impairment of mineral property interests	-	190,000	-	190,000	190,000
Other General & Administrative	5,359	8,347	58,453	12,914	44,085

Total Expenses	453,353	209,215	706,065	276,925	1,063,483
					-
Operating Loss	(453,353)	(209,215)	(706,065)	(276,925)	(1,046,294)

Net Income (Loss)	$(453,353)	$(209,215)	$(706,065)	$(276,925)	$(1,046,294)

Net Income (Loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	60,873,672	57,600,000	59,552,941	57,600,000

DAULTON CAPITAL CORPORATION
(An Exploration State Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to April 30, 2011

					Accumulated
			Sub-	Additional	Deficit During
	Common Stock		scriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balances at Inception, January 8, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash on Jan. 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash on Feb. 21, 2008 at $0.0977	24,000,000	24,000		122,477		146,477
Net loss for the period					(11,594)	(11,594)
Balances at April 30, 2008	52,800,000	$52,800	$-	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share Oct.16, 2008	4,800,000	4,800		85,200		90,000
Net loss for the year					(51,710)	(51,710)
Balances at April 30, 2009	57,600,000	$57,600	$-	$196,454	$(63,304)	$190,750

Capital contributed				12,447		12,447
Subscriptions Received			89,000			89,000
Net loss for the year					(276,925)	(276,925)
Balances at April 30, 2010	57,600,000	$57,600	$89,000	$208,901	$(340,229)	$15,272

Common stock issued for services September 14, 2010 at $0.21	850,000	850		177,650		178,500
Shares issued at $0.32 as partial consideration in acquisition of mineral lease Nov. 15, 2010	750,000	750		239,250		240,000
Common stock issued for cash Dec 3, 2010 at $0.30 per sh.	33,334	33	(10,000)	9,967		-
Director contributed his loan to the Company, Dec. 15, 2010				15,000		15,000
Subscriptions received December 22, 2010			76,000			76,000
Shares issued at $0.19 as partial consideration in acquisition of mineral lease Jan. 13, 2011	500,000	500		94,500		95,000
Common stock issued for cash Mar.11, 2010 at $0.30 per sh.	506,669	507	(152,000)	151,493

Net loss for the year					(706,065)	(706,065)
Balances at April 30, 2011	60,240,003	$60,240	$3,000	$896,761	$(1,046,294)	$(86,293)

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows

			For the period
			of Inception,
			from Jan. 8,
	For the year ended		2008 through
	April 30,		April 30,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(706,065)	$(276,925)	$(1,046,294)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash issue of stock for services	178,500		178,500
Change in operating assets and liabilities:
Prepaids		750
Net Cash provided by (used by) operating activities	(527,565)	(276,175)	(867,794)

Cash Flows From Investing activities
Purchase mineral and oil & gas property interests		(50,000)	(240,000)
Non cash issue of stock for interest in oil and gas leasehold	335,000		425,000
Abandonment of mineral and oil & gas interests	50,000	190,000	240,000
Net Cash (used by) Investing Activities	385,000	140,000	425,000

Cash Flows From Financing Activities
Proceeds of the sale of Stock			164,054
Subscriptions Received	76,000	89,000	165,000
Proceeds of loans from officers	60,000	45,492	90,492
Contribution of capital		12,447	27,447
Net Cash provided by Financing Activities	136,000	146,939	446,993

Net Increase (Decrease) in Cash	(6,565)	10,764	4,199

Cash at beginning of period	10,764	-	-

Cash at end of period	$4,199	$10,764	$4,199

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Daulton Capital Corporation
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2011

1.	Basis of Presentation and Nature of Operations

These audited financial statements as of and for the year ended April 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

The Company incurred $40,203 exploration expenses during the year, consisting of soil sampling related to both the Ballarat and Hunker claims. The soil sampling was carried out by Ryanwood Exploration, Inc., a company owned by the optioner, Shawn Ryan.

The first payments of $25,000 due for each option were paid. The Company defaulted on the second annual combined payment of $125,000, which was due February 15, 2011.  On April29, 2011 the Company signed a letter of termination, releasing its interest in the mineral options.The Company issued Mr. Ryan 1,250,000 shares of common stock pursuant to the lease agreement in the year ended April 30, 2010.  A cost of $335,000 was recorded.

Abandonment Loss

The termination of the Ballarat and Hunker mining property leases resulted in an abandonment loss of $385,000.

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has a Net Operating Loss of $713,463 as at April 30, 2011, which can be utilized to offset taxable income for the following 20 years, unless utilized first.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  There was limited activity the current fiscal year.  The company experienced a loss of ($261,064) in the year ended April 30, 2011 and $601,294 since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Exploration-Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $1,046,294. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Numerator:
Basic and diluted net loss per share:	2011		2010
Net Loss	$	(706,065)	$	(276,925)

Denominator
Basic and diluted weighted average number of shares outstanding		59,552,941		57,600,000

Basic and Diluted Net Loss Per Share		$(0.01)		(0.00)

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

3.	Recent Sales of Unregistered Securities

During the fiscal year ended April 30, 2011, the Company conducted a private offering for shares of restricted common stock at $0.30 per share.  The Company raised a total of $76,000 from two accredited investors.

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

Between November 2009 and March 2010, $89,000 was received in cash for subscriptions to common stock.

On September 14, 2010, 850,000 shares of common stock were issued for services.  The issue was priced at the prevailing market price of the stock, 21 cents per share, and an expense of $178,500 was recorded.

On November 15, 2010, 750,000 shares of common stock were issued as partial consideration in acquisition of mineral leases Ballarat and Hunker.

On December 3, 2010, 33,334 shares of common stock were issued for subscriptions.

On December 22, 2010, $76,000 cash was received for subscriptions of common stock.

On January 13, 2011 500,000 shares were issued as partial consideration in acquisition of mineral leases Ballarat and Hunker.

On March 11, 2011, 506,559 shares of common stock were issued for subscriptions.

As at April 30, 2011, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 60,240,003 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

5.	Change in Management

On August 6, 2009 Terry Fields and Michael R. Mulberry were appointed directors. On September 11, 2009, RyanBeamin resigned as President, Secretary and Treasurer of the Company.  He was succeeded by Terry R. Fields, who assumed the offices of President, Chief Executive Officer, Secretary and Treasurer.   Michael R. Mulberry was appointed Vice President and General Manager of Operations.On June 3, 2010 Peter Strecher was appointed a director. On December 15, 2010 Michael R. Mulberry resigned at Vice President and General Manager of Operations, and as a director.

6.	Related Party Transactions

On April 19, 2010, the Board of Directors authorized 600,000 common shares to be issued to the President, Terry Fields, and 250,000 common shares to Michael Mulberry, Vice President, for services rendered.  The shares were issued September 14, 2010.

On December 15, 2010, Vice President and Director Michael Mulberry forgave his loan to the Company of $15,000 upon resigning his offices.  Additional Paid-in Capital was credited accordingly.

7.	Commitments and Contingencies

There were no commitments or contingencies in the year ended April 30, 2011.

8.	Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of April 30, 2009 were restated to reflect retroactively the four-for-one forward stock split of August 6, 2009.

9.	Legal Proceedings

A complaint was filed for attorney’s fees in Superior Court, and judgment obtained on February 2, 2010 for $12,737.43, including costs of $292.   The judgment was pledged by certain stockholders, subsequently paid, and the judgment satisfied.

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the Semicrude, Inc. bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors

10.	Subsequent Events

Events subsequent to April 30, 2011 have been evaluated through August 11, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.