Form 10-Q
period 2011-07-31
Daulton Capital Corp.
filed 2011-09-15
CIK 1437467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class of Stock	No. Shares Outstanding	Date

Common	60,240,003	July 31, 2011

Daulton Capital Corporation
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2011
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAULTON CAPITAL CORPORATION
(An Exploration Development Stage Company)
Balance Sheet
as at

ASSETS
	July 31,	April 30,
	2011	2011
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$16	$4,199

Other Assets
Mineral Propery Interest	35,000	-

TOTAL ASSETS	$35,016	$4,199

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Officer Loan	105,492	90,492
Stockholder Loan	35,000	-

	140,492	90,492

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; none outstanding as at July 31, 2011 and April 30, 2011.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 60,240,003 shares issued and outstanding as at July 31, 2011 60,240,003 shares issued and outstanding as at April 30, 2011	60,240	60,240
Additional paid-in capital	896,761	896,761
Subscriptions received	23,000	3,000
Deficit accumulated in the development stage	(1,085,477)	(1,046,294)

Total Stockholders' Equity	(105,476)	(86,293)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,016	$4,199

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Operations

 (Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the 3 months ended		2008 through
	July 31,		July 31,
	2011	2010	2011

Revenues
Crude Oil Production	$-	$-	$17,189

Costs and Expenses
Mining Exploration	-	-	40,203
Salary & Wages	-	-	45,000
Consulting	20,000	-	267,664
Professional Fees	14,450	2,350	100,556
Occupancy Expense	-	996	13,745
Stock Transfer Fees	616	1,386	12,296
Abandonment Loss	-	-	385,000
Impairment of oil and gas leases	-	-	190,000
Other General & Administrative	4,117	3,985	48,202
Total Expenses	39,183	8,717	1,102,666

Operating Loss	(39,183)	(8,717)	(1,085,477)

Net Income (Loss)	$(39,183)	$(8,717)	$(1,085,477)

Net Income (Loss) per share, basic and diluted	$(0.001)	$(0.000)

Weighted average number of shares outstanding, basic and diluted	57,600,000	57,600,000

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Cash Flows

 (Unaudited)

			For the period
			of Inception,
			from Jan. 8,
	For the 3 months ended		2008 through
	July 31,		July 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(39,183)	$(8,717)	$(1,085,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash issue of stock for services			178,500
Change in operating assets and liabilities:
Subscriptions Received	-	-	-
Net Cash provided by (used by) operating activities	(39,183)	(8,717)	(906,977)

Cash Flows From Investing activities
Mineral Property Interest	(35,000)		(35,000)
Purchase of mining leases			(240,000)
Abandonment of oil and gas leases			665,000
Net Cash (used by) Investing Activities	(35,000)	-	390,000

Cash Flows From Financing Activities
Proceeds from the sale of Stock			164,054
Subscriptions Received	20,000	6,000	185,000
Proceeds of loans from officers	15,000		105,492
Proceeds of loans from stockholders	35,000		35,000
Contribution of capital			27,447
Net Cash provided by Financing Activities	70,000	6,000	516,993

Net Increase (Decrease) in Cash	(4,183)	(2,717)	16

Cash at beginning of period	4,199	10,764	-

Cash at end of period	$16	$8,047	$16

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

DAULTON CAPITAL CORPORATION
 (An Exploration Stage Company)
 Statement of Stockholders' Equity (Deficit)
 For the period from Inception, January 8, 2008, to July 31, 2011

 (Unaudited)

					Accumulated
			Sub-	Additional	Deficit During
	Common Stock		scriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balances at Inception, January 8, 2008	-	$-	$-	$-	$-	$-
Common stock issued for cash on Jan. 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash on Feb. 21, 2008 at $0.0977	24,000,000	24,000		122,477		146,477
Net loss for the period					(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$-	$111,254	$(11,594)	$152,460
Common stock issued for purchase of a working interest in wells at $0.30 per share Oct.16, 2008	4,800,000	4,800		85,200		90,000
Net loss for the year					(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$-	$196,454	$(63,304)	$190,750
Capital contributed Dec. 31, 2010				12,447		12,447
Subscriptions Received for common stock Nov. 2009 to March, 2010			89,000			89,000
Net loss for the year					(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$89,000	$208,901	$(340,229)	$15,272
Common stock issued for services September 14, 2010 at $0.21	850,000	850		177,650		178,500
Shares issued at $0.32 as partial consideration in acquisition of mineral lease Nov. 15, 2010	750,000	750		239,250		240,000
Common stock issued for subscriptions December 3, 2010 at $0.30 per sh.	33,334	33	(10,000)	9,967		-
Director contributed his loan to the Company, Dec.15, 2010				15,000		15,000
Subscriptions received for common stock Dec.22, 2010			76,000			76,000
Shares issued at $0.19 as partial consideration in acquisition of mineral lease Jan. 13, 2011	500,000	500		94,500		95,000
Common stock issued for subscriptions March 11, 2011 at $0.30 per sh.	506,669	507	(152,000)	151,493
Net loss for the year					(706,065)	(706,065)

Balances at April 30, 2011	60,240,003	$60,240	$3,000	$896,761	$(1,046,294)	$(86,293)
Subscriptions received for common stock May 11, 2011			$20,000			$20,000
Net loss for the three months					(39,183)	(39,183)

Balances at July 31, 2011	60,240,003	60,240	23,000	896,761	(1,085,477)	(105,476)

Daulton Capital Corporation
(An Exploration Stage Company)
Notes to Financial Statements
July 31, 2011
(Unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended July 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2011 report.   The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the three month period ended July 31, 2011 are not necessarily indicative of results for the entire year ending April 30, 2012.

Organization

Daulton Capital Corporation (the “Company”) was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.  The company became engaged in the oil and gas industry.

Current Business of the Company

Mayberry No. 1.  In February, 2008, the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1,  located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 SemCrude, Inc., the collector of the oil produced by the well, reported bankruptcy under Chapter 11 of the Bankruptcy Code.  Payments to the Company for oil sold have been suspended.

Glencoe Wells.  On July 30, 2008, the Company purchased a 5% working interest / 4% net revenue interest in six oil wells known as the Glencoe Wells located in an oil and gas leasehold estate in Pawnee County, Oklahoma. The purchase was paid in restricted common stock.  Volumetric calculations of the wells were not performed.

Property Acquisition Costs:

Unproved
Mayberry No. 1 well	$100,000
Glencoe Wells	90,000
$190,000

Impairment of the Mayberry and Glencoe interests was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves was considered to be zero.  The wells were considered 100% impaired in April, 2010 and written down accordingly.

Ballarat and Hunker Mineral Claims.  In February, 2010, the Company entered into option agreements with an individual, Shawn Ryan, for the purchase of two groups of mining claims in the Yukon Territory, Canada, known as the Ballarat Property and the Hunker Project.  The Ballarat Property consisted of 38 mineral claims covering 1900 acres and the Hunker Project consists of 121 mineral claims covering 6,000 acres in known gold producing areas.  The option on the Ballarat Property required making staged cash payments and issuing common shares of the company.  The Company incurred $40,203 exploration expenses during the prior year, consisting of soil sampling.  The first payments of $25,000 due for each option were paid. The Company defaulted on the second annual combined payment of $125,000, which was due February 15, 2011.  On April 29, 2011 the Company signed a letter of termination, releasing its interest in the mineral options.

Papua New Guinea Mining Claim.  On April 18, 2011, the Company entered into an agreement with South Pacific Connection, a Papua, New Guinea corporation, to purchase an 80% working interest in a mining claim in Papua, New Guinea for $35,000 and 2,500,000 restricted common shares.  The $35,000 was paid.  Stock is to be issued in stages over five years.  The agreement requires the Company to make $3,400,000 capital expenditures over five years.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31, 2011 approximate their respective fair values, because of the short-term nature of these instruments.  Such instruments normally consist of cash, accounts payable and prepaid expenses.

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

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  The Company has a Net Operating Loss of approximately $732,000 as at July 31, 2011, which can be utilized to offset taxable income for the following 20 years, unless utilized first.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $24,183 in the three months ended July 31, 2011 and $1,070,477 since inception, January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from mining operations and oil and gas leases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Exploration-Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 8, 2008.  Since inception, the Company has incurred an operating loss of $1,070,477. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production.  Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at July 31, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended July 31, 2011 and 2010,

Numerator:

Basic and diluted net loss per share:	2011	2010

Net Loss	$(24,183)	$(8,717)

Denominator

Basic and diluted weighted average number of shares outstanding	60,240,000	57,600,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

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

Oil and Gas Revenue Recognition

The company applies the sales method of accounting for crude oil and natural gas revenue.  Under this method, revenues are recognized based on the actual volume of crude oil and natural gas sold to purchasers.  Revenue from the sale of oil and gas is reported by the oil/gas gathering company monthly and paid two months in arrears.

Accounts Receivable

The Company’s crude oil revenue is normally paid two months in arrears by the oil purchasing company.  The purchasing company, SemCrude, petitioned for Chapter 11 bankruptcy in the fiscal year ended April 30, 2008.  Revenue payments were  suspended and the wells were shut in.  The final payment was received in May, 2008. There have been no payments since.   No receivables are recorded at July 31, 2011.

3.	Income Taxes

No provision was made for federal income tax for the three months ended July 31, 2011, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carry-forward for federal and state income tax purposes is approximately $732,000, generating a Federal deferred tax credit of $292,800 as of July 31, 2011. An allowance of $292,800 has been established.

4.	Related Party Transactions

The Company has a payable to the Company’s chairman of $105,492.  The loan carries no interest, is unsecured, due on demand and has no maturity.

5.	Stockholder Loan

The Company received a loan from a stockholder of $35,000 to effect the agreement signed April 18, 2011 for purchase of an interest in a mineral claim. The initial terms of the loan pending further negotiations are that it carries no interest, is unsecured, due on demand and has no maturity.

6.	Capital Structure

On May 11, 2011, $20,000 cash was received for subscriptions of common stock.

No stock was issued during the quarter ended July 31, 2011.

As at July 31, 2011, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 60,240,003 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

7.	Commitments and Contingencies

There were no commitments or contingencies in the three months ended July 31, 2011.

8.	Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the SemCrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

You are cautioned not to place undue reliance on these forward-looking statements.  The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results; accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

In June 2008, SemCrude, the purchaser of the oil produced by our wells, filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. As a result, payments to us for oil sold have been suspended.

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

On February 22, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, we entered into an option agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”  Our exploration activities on the Ballarat Property and the Hunker Project were limited only to soil sampling.  The Ballarat Property and Hunker Project option agreements, and all amendments thereto, were terminated as of April 29, 2011 through a mutual agreement with Mr. Ryan.

On April 18, 2011, we entered into a Purchase Agreement with South Pacific Connection Limited (James Das), to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the Mining Claim, the Company paid $35,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years.  The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim.  As of the date of this report there has been no exploration activities associated with this mining claim.

We will need to raise the funds required for excavation from third parties to continue with our exploration activities. We may also attempt to raise needed capital through the private sale of our securities or by borrowing from third parties. If we are able to raise such capital, we intend to spend such capital over the next 12 months with soil and stream sampling, geological mapping and possibly initiating a ground magnetic survey  and excavator trenching followed by an evaluation of a possible drill program.  However, we may not be successful in raising the capital needed for the aforementioned exploration activities.

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

Papua New Guinea

On April 18, 2011, the Company and South Pacific Connection Ltd., a company formed under the laws of Papua New Guinea (“South Pacific”) entered into the Purchase Agreement for the Company  to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the mining claim, the Company paid $35,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years.  The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim.  The Company’s exploration plans are to conduct stream sediment sampling and geological mapping in conjunction with ridge and spur or grid soil sampling and bulk sampling of stream gravels

The key task of our initial plan is to determine appropriate drill targets within any mineralized zones found and interpretation of findings. Thus far we have done no work on the property.

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

However, pursuant to a Termination Agreement, the aforementioned Ballarat Option Agreement and the Amendment to the Ballarat Option Agreement have been terminated and are therefore null and void as of April 29, 2011. Pursuant to the Termination Agreement Ryan shall keep the payment of $25,000 and the issuance of 250,000 shares of restricted common stock.

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

However, pursuant to the Termination Agreement, the aforementioned Hunker Option Agreement has been terminated and thus is null and void as of April 29, 2011. Pursuant to the Termination Agreement Ryan shall keep the payment of $25,000 and the issuance of 1,000,000 shares of restricted common stock.

Results of Operations for the Three Months Ended July 31, 2011

During the three month period ended July 31, 2011, the Company incurred an operating loss of $39,183.

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

Net Loss for the Three Month Period Ended July 31, 2011

For the three month period ended July 31, 2011, we recorded an operating loss of $39,183, compared to a loss of $8,717 for the comparative three month period of the prior year.  The loss consists of: mining and exploration $-0- (2010 - $nil); salary & wages $-0- (2010 - $nil); consulting fees $20,000 (2010 - $nil); professional fees $14,450 (2010 - $2,350); occupancy expenses $-0- (2010 - $996); stock transfer fees $616 (2010 - $1,386); abandonment loss $-0- (2010 - $nil); impairment of oil and gas leases $-0- (2010 - $nil); and other general and administrative fees $4,117 (2010 - $3,985).

Cumulative Loss to July 31, 2011

We have generated $17,189 in revenues from our operations since our incorporation through July 31, 2011.  We have incurred a cumulative loss of $1,085,477 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At July 31, 2011, we had assets of $35,016, consisting of cash and cash equivalents and mineral property interests.  Total stockholders’ deficit was $35,016 at July 31, 2011.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations, the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

Additionally, on May 11, 2011, the Company received $20,000 cash for subscriptions of common stock.

Off-Balance Sheet Arrangements

As of July 31, 2011, the Company did not have any off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of July 31, 2011, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of July 31, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.
In connection with the financial statements and notes thereto for the quarter ended July 31, 2011, management has concluded that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control. In particular, the notes to the financial statements had to add additional disclosure material and restating our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, and for the Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2010.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to July 31, 2011, which correspond to the two material weaknesses identified above.

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

There were no other legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation other than as creditors in the SemCrude bankruptcy proceeding, or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

ITEM 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, the Company raised a total of $20,000 from two accredited investors.  The shares of common stock and the warrants sold to the investors have not been issued by the Company.

The restricted shares of common stock of the Company to be issued rely upon exemptions provided for under Regulation S of the Securities Act of 1933, as amended, or Sections 4(2) and 4(6), including Regulation D promulgated thereunder, of the Securities Act of 1933, as amended, based on the accredited investors knowledge of our operations and financial condition and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities, and Regulations based on sales of securities outside the United States.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: September __, 2011	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and Accounting Officer