Form 10-Q
period 2011-10-31
Daulton Capital Corp.
filed 2011-12-15
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

DAULTON CAPITAL CORP.

(Exact name of Registrant as specified in its charter)

Nevada	333-152002	30-0459858
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code:	(888) 387-1403

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes [ ];  No [x]

Class of Stock	No. Shares Outstanding	Date

Common	60,240,003	November 15, 2011

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2011

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet
as of

ASSETS
	October 31,	April 30,
	2011	2011
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$ 6,609	$ 4,199

Other Assets
Mineral Property Interest	25,000	-

TOTAL ASSETS	$ 31,609	$ 4,199

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	15,902	-
Stockholder Loan	37,500	-
Loans from Officers	120,492	$ 90,492

	173,894	90,492

Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at October 31, 2011 and April 30, 2011.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
60,240,003 shares issued and outstanding as at October 31, 2011
60,240,003 shares issued and outstanding as at April 30, 2011	60,240	60,240
Additional paid-in capital	896,761	896,761
Subscriptions received	23,000	3,000
Deficit accumulated in the development stage	(1,122,286)	(1,046,294)

Total Stockholders' Deficit	(142,285)	(86,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 31,609	$ 4,199

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Operations
(Unaudited)
					For the period
					of Inception,
					from Jan. 8,
	For the Three Months Ended		For the Six Months Ended		2008 through
	October 31,		October 31,		October 31,
	2011	2010	2011	2010	2011

Revenues
Crude Oil Production	$ -	$ -	$ -	$ -	$ 17,189

Costs and Expenses

Mining Exploration	-	40,203	-	40,203	40,203
Salary & Wages	-	-	-		45,000
Consulting	15,000	178,500	35,000	178,500	282,664
Professional Fees	20,690	11,500	35,140	13,850	121,247
Occupancy Expense	-	741	1,476	1,737	13,745
Stock Transfer Fees	-	775	616	2,161	12,296
Abandonment Loss	-	-	-	-	385,000
Impairment of oil and gas leases	-	-	-	-	190,000
Other General & Administrative	1,118	3,828	3,760	7,812	49,320

Total Expenses	36,808	235,547	75,992	244,263	1,139,475

Operating Loss

Net Income (Loss)	$ (36,808)	$(235,547)	$ (75,992)	$(244,263)	$(1,122,286)

Net Income (Loss) per share,	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
basic and diluted

Weighted average number of shares
outstanding, basic and diluted	60,240,003	58,450,000	60,240,003	57,817,120

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)
			For the period
			of Inception,
			from Jan. 8,
	For the Six Months Ended		2008 through
	October 31,		October 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$ (75,992)	$ (244,264)	(1,122,286)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non cash issue of stock for services		178,500	178,500
Abandonment of oil and gas leases
Change in operating assets and liabilities:
Prepaid expenses
Accounts Payable	15,902		15,902
Net Cash provided by (used by)
operating activities	(60,090)	(65,764)	(927,884)

Cash Flows From Investing activities
Mineral property interest	(25,000)		(25,000)
Purchase of mining leases			(240,000)
Abandonment of oil and gas leases			665,000

Net Cash provided by investing activities	(25,000)	-	400,000

Cash Flows From Financing Activities
Proceeds from the sale of Stock			164,054
Subscriptions Received	20,000	66,000	185,000
Proceeds of loans from officers	30,000		120,492
Proceeds of loan from stockholders	47,500		47,500
Contribution of capital			27,447

Net Cash provided by financing activities	97,500	66,000	534,493

Net Increase (Decrease) in Cash	2,410	236	6,609

Cash at beginning of period	4,199	10,764	-

Cash at end of period	$ 6,609	$ 11,000	$ 6,609

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to October 31, 2011
(Unaudited)

					Accumulated
			Sub-	Additional	Deficit During
	Common Stock		scriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

January 8, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash
on Jan. 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash
on Feb. 21, 2008 at $0.0977	24,000,000	24,000		122,477		146,477
Net loss for rthe period					(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$ 52,800	$ -	$ 111,254	$ (11,594)	$ 152,460
Common stock issued for purchase
of a working interest in wells at
$0.30 per share Oct.16, 2008	4,800,000	4,800		85,200		90,000

Net loss for the year					(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$ 57,600	$ -	$ 196,454	$ (63,304)	$ 190,750
Capital contributed Dec. 31, 2010				12,447		12,447
Subscription received for
common stock Nov. 2009
to March, 2010			89,000			89,000
Net loss for the year					(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$ 57,600	$ 89,000	$ 208,901	$ (340,229)	$ 15,272
Common stock issued for services
September 14, 2010 at $0.21	850,000	850		177,650		178,500
Shares issued at $0.32 as partial
consideration in acquisition of
mineral lease Nov. 15, 2010	750,000	750		239,250		240,000
Common stock issued for
subscriptions December 3,2010
at $0.30 per sh.	33,334	33	(10,000)	9,967		-
Director contributed his loan to
the Company, Dec.15, 2010				15,000		15,000
Subscriptions received for
common stock Dec.22, 2010			76,000			76,000
Shares issued at $0.19 as partial
consideration in acquisition of
mineral lease Jan. 13, 2011	500,000	500		94,500		95,000

Common stock issued for
subscriptions March 11, 2011
at $0.30 per sh.	506,669	507	(152,000)	151,493
Net loss for the year					(706,065)	(706,065)

Balances at April 30, 2011	60,240,003	$ 60,240	$ 3,000	$ 896,761	$ (1,046,294)	$ (86,293)
Subscriptions received for
common stock May 11, 2011			$ 20,000			$ 20,000
Net loss for the six months					(75,992)	(75,992)

Balances October 30, 2011	60,240,003	60,240	23,000	896,761	(1,122,286)	(142,285)

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2011

(Unaudited)

1.                  Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the six months ended October 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended October 31, 2011 are not necessarily indicative of results for the entire year ending April 30, 2012.

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

Property Acquisition Costs
Unproved

Mayberry No. 1 well	$100,000
Glencoe Wells	90,000
$190,000

Impairment of the Mayberry and Glencoe interests was considered under FASB ASC Topic 360. Future cash flows from and beyond probable reserves was considered to be zero. The wells were considered 100% impaired in April, 2010 and written down accordingly.

Ballarat and Hunker Mineral Claims. In February, 2010 the Company entered into option agreements with an individual, Shawn Ryan, for the purchase of two groups of mining claims in the Yukon Territory, Canada, known as the Ballarat Property and the Hunker Project. The Ballarat Property consisted of 38 mineral claims covering 1900 acres and the Hunker Project consists of 121 mineral claims covering 6,000 acres in known gold producing areas. The option on the Ballarat Property required making staged cash payments and issuing common shares of the company. The Company incurred $40,203 exploration expenses during the prior year, consisting of soil sampling. The first payments of $25,000 due for each option were paid. The Company defaulted on the second annual combined payment of $125,000, which was due February 15, 2011. On April 29, 2011 the Company signed a letter of termination releasing its interest in the mining options.

Papua New Guinea Mining Claim. On April 18, 2011 the Company entered into an agreement with South Pacific Connection, a Papua, New Guinea corporation, to purchase an 80% working interest in a mining claim in Papua, New Guinea for $35,000, later reduced to $25,000 and 2,500,000 restricted common shares. The $25,000 was paid. Stock is to be issued in stages over five years. The agreement requires the Company to make $3,400,000 capital expenditures over five years.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, 2011 approximate their respective fair values, because of the short-term nature of these instruments.  Such instruments normally consist of cash, accounts payable and prepaid expenses.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. The Company has a Net Operating Loss of approximately $779,000 as at October 31, 2011, which can be utilized to offset taxable income for the following 20 years, unless utilized first.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $75,992 in the six months ended October 31, 2011 and $1,122,286 since inception, January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to raise funds for the exploration and development of mining claims in Papua New Guinea from which the Company will need to generate revenue. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Exploration-Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $1,122,286. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at October 31, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended October 31, 2011 and 2010,

Numerator:

Basic and diluted net loss per share	2011	2010
Net Loss	$(75,992)	$(244,263)

Denominator

Basic and diluted weighted average
number of shares outstanding	60,240,003	58,450,000

Basic and Diluted Net Loss Per Share	$(0.00)	(0.00)

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

Accounts Receivable

The Company’s crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the fiscal year ended April 30, 2008. Revenue payments were suspended and the wells were shut in. The final payment was received in May, 2008. There have been no payments since. No receivables are recorded at October 31, 2011.

4. Income Taxes

No provision was made for federal income tax for the six months ended October 31, 2011, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carry-forward for federal and state income tax purposes is approximately $779,000, generating a Federal deferred tax credit of $311,600 as of October 31, 2011. An allowance of $311,600 has been established.

5. Related Party Transactions

The Company has a payable to the Company’s chairman of $120,492. The loan carries no interest, is unsecured, due on demand and has no maturity.

6. Stockholder Loan

The Company received a loan from a stockholder of $37,500 to effect the agreement signed April 18, 2011 for purchase of an interest in a mineral claim and for a loan to the Company for working capital. The initial terms of the loan pending further negotiations are that it carries no interest, is unsecured, due on demand and has no maturity. Of the total loan, $25,000 was paid directly by the stockholder to effect the purchase agreement and $12,500 was a loan made directly to the Company.

7. Capital Structure

On May 11, 2011, $20,000 cash was received for subscriptions of common stock.

No stock was issued during the quarter ended October 31, 2011.

As at October 31, 2011, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 60,240,003 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

8. Commitments and Contingencies

There were no commitments or contingencies in the six months ended October 31, 2011.

9. Legal Proceedings

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

10. Subsequent Events

Events subsequent to October 31, 2011 have been evaluated through December 7, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

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

On July 30, 2008, we acquired a 5% working interest (4% net revenue interest) in six wells located in Pawnee County, Oklahoma. In consideration for assignment of the working interest in these wells, we issued 300,000 shares of our restricted common stock to the former owner of the working interest. As of April 30, 2010, the wells were shut in and not producing.

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

On April 18, 2011, we entered into a Purchase Agreement with South Pacific Connection Limited (James Das), (“South Pacific”), to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the Mining Claim, the Company paid $25,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years. The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim. As of the date of this report there has been no exploration activities associated with this mining claim. On September 10, 2011, the Company was issued an extension for the payment of 500,000 shares of common stock and $150,000.00, which was due September 11, 2011. The payment date was extended to December 31, 2011.

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

Mining Interests

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of quartz deposits Papua New Guinea.  As of the date of this Quarterly Report, the Company’s mineral interests consist mainly of option agreements on exploration stage properties.  We have not established any proven or probable reserves on our mineral property interests.

Papua New Guinea

On April 18, 2011, the Company and South Pacific Connection Ltd., a company formed under the laws of Papua New Guinea (“South Pacific”) entered into the Purchase Agreement for the Company to purchase an 80% working interest of a mining claim in Papua New Guinea.  In exchange for the mining claim, the Company paid $25,000.00 to South Pacific at the execution of the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years. The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.   For the September 11, 2011 payment, the Company was given an extension to deliver payment of $150,000 and the shares of common stock by December 31, 2011. In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim. The Company’s exploration plans are to conduct stream sediment sampling and geological mapping in conjunction with ridge and spur or grid soil sampling and bulk sampling of stream gravels

The key task of our initial plan is to determine appropriate drill targets within any mineralized zones found and interpretation of findings. Thus far we have done no work on the property.

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

Results of Operations for the Three Months Ended October 31, 2011

During the three month period ended October 31, 2011, the Company incurred an operating loss of $36,808.

Our activities have been financed from proceeds of shareholders, related or third party subscriptions and/or loans.  We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any properties, or if such resources are discovered, that we will enter into commercial production of any mineral claims.

Net Loss for the Three Month Period Ended October 31, 2011

For the three month period ended October 31, 2011, we recorded an operating loss of $36,808, compared to a loss of $235,547 for the comparative three month period of the prior year.  The loss consists of: mining and exploration $-0- (2010 - $40,203); salary & wages $-0- (2010 - $nil); consulting fees $15,000 (2010 - $178,500); professional fees $20,690 (2010 - $11,500); occupancy expenses $-0- (2010 - $741); stock transfer fees $-0- (2010 - $775); abandonment loss $-0- (2010 - $nil); impairment of oil and gas leases $-0- (2010 - $nil); and other general and administrative fees $1,118 (2010 - $3,828).

Cumulative Loss to October 31, 2011

We have generated $17,189 in revenues from our operations since our incorporation through October 31, 2011.  We have incurred a cumulative loss of $1,122,286 since inception, January 8, 2008.  Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future.  We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At October 31, 2011, we had assets of $31,609, consisting of cash and cash equivalents and mineral property interests.  Total stockholders’ deficit was $142,285 at October 31, 2011.  We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

Off-Balance Sheet Arrangements

As of October 31, 2011, the Company did not have any off-balance sheet arrangements.

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

The Company’s management have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Principal Executive Officer and Principal Financial Officer, Terry Fields, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and in his opinion, the Company’s disclosure controls and procedures were effective.

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

None.

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

DAULTON CAPITAL CORP.

Date: December 15, 2011	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer