Form 10-Q
period 2012-01-31
Daulton Capital Corp.
filed 2012-03-20
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class of Stock	No. Shares Outstanding	Date

Common	60,240,003	March 1, 2012

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2012

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Balance Sheet

ASSETS

	January 31,	April 30,
	2012	2011
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$ 1,341	$ 4,199
Accounts Receivable	-	-
Prepaid Rent	-	-
	1,341	4,199
Other Assets
Mining Property Interest	25,000	-
	25,000	-

TOTAL ASSETS	$ 26,341	$ 4,199

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	39,125
Stockholder Loan	37,500
Loans from Officers	120,492	90,492

	197,117	90,492

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized;
none outstanding as at January 31, 2012 and April 30, 2011.
Common Stock, $0.001 par value, 200,000,000 shares authorized,
60,240,003 shares issued and outstanding as at January 31, 2012
60,240,003 shares issued and outstanding as at April 30, 2011	60,240	60,240
Additional paid-in capital	896,761	896,761
Subscriptions Received	23,000	3,000
Deficit accumulated in the development stage	(1,150,777)	(1,046,294)

Total Stockholders' Equity (Deficit)	(170,776)	(86,293)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 26,341	$ 4,199

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 9 months ended		2008 through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Revenues
Crude Oil Production	$ -	$ -	$ -	$ -	$ 17,189

Costs and Expenses

Mining Exploration				40,203	40,203
Salary & Wages				-	5,000
Consulting			35,000	178,500	282,664
Professional Fees	23,823	1,040	58,963	14,890	145,069
Occupancy Expense	49		2,225	1,737	15,970
Stock Transfer Fees	853	1,565	1,469	3,727	13,149
Abandment Loss					385,000
Impairment of oil and Gas Lease					190,000
Other General Administrative	3,067	5,843	6,826	13,655	50,911
					-
Total Expenses	28,492	8,448	104,483	252,712	1,167,966
					-
Operating Loss	(28,492)	(8,448)	(104,483)	(252,712)	(1,150,777)

Net Income (Loss)	$ (28,492)	$ (8,448)	$(104,483)	$(252,712)	$ (1,150,777)

Net Income (Loss) per share,
basic and diluted	$ (0.00)	$ (0.00)	$ 0.00)	$ 0.00)

Weighted average number of shares
outstanding, basic and diluted	60,240,003	582,450,000	60,240,003	57,820,540

DAULTON CAPITAL CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)
					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the 9 months ended		2008 through
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Cash Flows From Operating Activities
Net Income (Loss)	$ (28,491)	$ (8,448)	$(104,483)	$(252,712)	$ (1,150,777)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non cash issue of stock for services				178,500	178,500
Change in operating assets and liabilities:
Accounts payable	23,223		39,125		39,125
Net Cash provided by (used by)
operating activities	(5,268)	(8,448)	(65,358)	(74,212)	(933,152)

Cash Flows From Investing activities
Purchase mineral property interest			(25,000)		(25,000)
Purchase of mining leases					(240,000)
Abandonment of oil and gas leases					665,000
Net Cash (used by) Investing
Activities	-	-	(25,000)	-	400,000

Cash Flows From Financing Activities
Proceeds of the sale of Stock					164,054
Subscriptions Received		10,000	20,000	76,000	185,000
Proceeds of loans from officer			30,000		120,492
Proceeds of loans from stockholders			37,500		37,500
Contribution of capital					27,447
Net Cash provided by Financing
Activities	-	10,000	87,500	76,000	534,493

Net Increase (Decrease) in Cash	(5,268)	1,552		1,788	1,341

Cash at beginning of period	6,609	11,000	4,199	10,764	-

Cash at end of period	$ 1,341	$ 12,552	$ 1,341	$ 12,552	$ 1,341

Cash Paid For:
Interest	$ -	$ -	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -	$ -	$ -

DAULTON CAPITAL CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception, January 8, 2008, to January 31, 2012
(Unaudited)

					Accumulated
			Sub-	Additional	Deficit During
	Common Stock		scriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balances at Inception,
January 8, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash
on Jan. 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash
on Feb. 21, 2008 at $0.0977	24,000,000	24,000		22,477		146,477
Net loss for the period					(11,594)	(11,594)

Balances at April 30, 2008	52,800,000	$52,800	$ -	$111,254	$ (11,594)	$152,460
Common stock issued for purchase
of a working interest in wells at
$0.30 per share Oct.16, 2008	4,800,000	4 ,800		85,200		90,000

Net loss for the year					(51,710)	(51,710)

Balances at April 30, 2009	57,600,000	$57,600	$ -	$196,454	$ (63,304)	$190,750
Capital contributed Dec. 31, 2010				12,447		12,447
Subscriptions Received for
common stock Nov. 2009
to March, 2010			89,000			89,000
Net loss for the year					(276,925)	(276,925)

Balances at April 30, 2010	57,600,000	$57,600	$89,000	$208,901	$(340,229)	$15,272
Common stock issued for services
September 14, 2010 at $0.21	850,000	850		177,650		178,500
Shares issued at $0.32 as partial
consideration in acquisition of
mineral lease Nov. 15, 2010	750,000	750		239,250		240,000
Common stock issued for
subscriptions December 3,2010
at $0.30 per sh.	33,334	33	(10,000)	9,967		-
Director contributed his loan to
the Company, Dec.15, 2010				15,000		15,000
Subscriptions received for
common stock Dec.22, 2010			76,000			76,000
Shares issued at $0.19 as partial
consideration in acquisition of
mineral lease Jan. 13, 2011	500,000	500		94,500		95,000
Common stock issued for
subscriptions March 11, 2011
at $0.30 per sh.	506,669	507	(152,000)	151,493

Net loss for the year					(706,065)	(706,065)

Balances at April 30, 2011	60,240,003	$60,240	$ 3,000	$896,761	$(1,046,294)	$(86,293)
Subscriptions received for
common stock May 11, 2011			$ 20,000			$ 20,000
Net loss for the nine months					(104,483)	(104,483)

Balances at July 31, 2011	60,240,003	60,240	23,000	896,761	(1,150,777)	(170,776)

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2012

(Unaudited)

1.                Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended January 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended January 31, 2012 are not necessarily indicative of results for the entire year ending April 30, 2012.

Organization

Daulton Capital Corporation (the “Company”) was incorporated under the laws of the State of Nevada January 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became engaged in the oil and gas industry.

Current Business of the Company

Mayberry No. 1. In February, 2008 the Company purchased a 20% working interest /16% Net Revenue Interest in a producing oil well known at Mayberry No. 1, located in an oil and gas leasehold estate in Creek County, Oklahoma. In June, 2008 Semcrude, Inc., the collector of the oil produced by the well, filed bankruptcy under Chapter 11 of the Bankruptcy Code. Payments to the Company for oil sold have been suspended.

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

Papua New Guinea Mining Claim. On April 18, 2011 the Company entered into an agreement with South Pacific Connection, a Papua, New Guinea corporation, to purchase an 80% working interest in a mining claim in Papua, New Guinea for $35,000, later reduced to $25,000, and 2,500,000 restricted common shares of the Company. The $25,000 was paid. Stock is to be issued in stages over five years. The agreement requires the Company to make $3,400,000 capital expenditures over five years.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of January 31, 2012 approximate their respective fair values, because of the short-term nature of these instruments. Such instruments normally consist of cash, accounts payable and prepaid expenses.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. The Company has a Net Operating Loss of approximately $1,150,000 as at January 31, 2012, which can be utilized to offset taxable income for the following 20 years, unless utilized first.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company experienced a loss of $104,483 in the nine months ended January 31, 2012 and $1,150,777 since inception, January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from mining claims. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Exploration Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $1,150,777. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at January 31, 2012, there were no potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended January 31, 2012 and 2011,

	2012	2011
Numerator:
Basic and Diluted net loss per share:	$ (104,483)	$ (252,712)
Net Loss:

Denominator:
Basic and diluted weight average
number of shares outstanding:	$60,240,003	$57,820,540

Basic and Diluted Net Loss Per share:	$ -	$ -

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

If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. The well costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made assessing the reserves and the well’s economic and operating feasibility. The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

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

Accounts Receivable

The Company’s crude oil revenue is normally paid two months in arrears by the oil purchasing company. The purchasing company, Semcrude Inc., petitioned for Chapter 11 bankruptcy in the fiscal year ended April 30, 2008. Revenue payments were suspended and the wells were shut in. The final payment was received in May, 2008. There have been no payments since. No receivables are recorded at January 31, 2012.

4. Income Taxes

No provision was made for federal income tax for the nine months ended January 31, 2012, since the Company had net operating loss.

Net operating loss carry-forwards may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The net operating loss carry-forward for federal and state income tax purposes is approximately $1,150,000, generating a Federal deferred tax credit of $460,000 as of January 31, 2012. An allowance of $460,000 has been established.

5. Related Party Transactions

The Company has a payable to the Company’s chairman of 120,492. The loan carries no interest, is unsecured, due on demand and has no maturity.

6. Stockholder Loan

The Company received a loan from a stockholder of $37,500 to effect the agreement signed April 18, 2011 for purchase of an interest in a mining claim. The initial terms of the loan pending further negotiations are that it carries no interest, is unsecured, due on demand and has no maturity.

7. Capital Structure

On May 11, 2011, $20,000 cash was received for subscriptions of common stock.

No stock was issued during the quarter ended January 31, 2012.

As at January 31, 2012, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 60,240,003 shares were issued and outstanding.

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

8. Commitments and Contingencies

There were no commitments or contingencies in the nine months ended January 31, 2012.

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

10. Subsequent Events

Events subsequent to January 31, 2012 have been evaluated through March 14, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

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

On April 18, 2011, we entered into a Purchase Agreement with South Pacific Connection Limited (James Das), to purchase an 80% working interest of a mining claim in Papua New Guinea. In exchange for the Mining Claim, the Company paid $25,000.00 to South Pacific at the execution of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years. The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year. In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim. As of the date of this report there has been no exploration activities associated with this mining claim. On September 10, 2011, the Company was issued an extension for the payment of 500,000 shares of common stock and $150,000.00, which was due September 11, 2011. The payment date for the stock and funds has been extended to March 30, 2012.

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

We previously announced negotiations to possibly acquire oil and gas rights in Papua New Guinea. These negotiations were subsequently terminated and no oil and gas rights were acquired by us in Papua New Guinea.

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

Papua New Guinea

On April 18, 2011, the Company and South Pacific Connection Ltd., a company formed under the laws of Papua New Guinea (“South Pacific”) entered into the Purchase Agreement for the Company to purchase an 80% working interest of a mining claim in Papua New Guinea. In exchange for the mining claim, the Company paid $25,000.00 to South Pacific at the execution of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company shall issue a total of 2,500,000 shares restricted common stock in staged payments over the next 5 years. The payments shall be made in increments of 500,000 shares, delivered on September 11 of each year.  For the September 11, 2011 payment, the Company was given an extension to deliver the shares of common stock by December 31, 2011, which was further extended to March 30, 2012. In addition, the Company shall incur a total of $3,400,000 in total capital expenditures over the next 5 years to retain the working interest of the mining claim. The Company’s exploration plans are to conduct stream sediment sampling and geological mapping in conjunction with ridge and spur or grid soil sampling and bulk sampling of stream gravels.

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

Pursuant to the Ballarat Option Agreement, Ryan retained a 2% net smelter return interest that requires an advance royalty payment for $30,000 starting August 20, 2014. At the option of the Company, the net smelter return interest may be reduced to 1% upon making a $2 million dollar payment to Ryan. The Company’s exploration plans for the Ballarat Property is to establish a soil and ground magnetic survey. The soil-sampling program will be followed up with a portable excavator-trenching program that the Company believes will generate numerous quality drill targets.

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

However, pursuant to a Termination Agreement, the aforementioned Hunker Option Agreement has been terminated and thus is null and void as of April 29, 2011. Pursuant to the Termination Agreement Ryan shall keep the payment of $25,000 and the issuance of 1,000,000 shares of restricted common stock.

Results of Operations for the Three Months Ended January 31, 2012

During the three month period ended January 31, 2012, the Company incurred an operating loss of $28,492.

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

Net Loss for the Three Month Period Ended January 31, 2012

For the three month period ended January 31, 2012, we recorded an operating loss of $28,492, compared to a loss of $8,448 for the comparative three month period of the prior year. The loss consists of: mining and exploration $-0- (2011 - $nil); salary & wages $-0- (2011 - $nil); consulting fees $-0- (2011 - $nil); professional fees $23,823 (2011 - $1,040); occupancy expenses $749 (2011 - $nil); stock transfer fees $853 (2011 - $1,565); abandonment loss $-0- (2011 - $nil); impairment of oil and gas leases $-0- (2011 - $nil); and other general and administrative fees $3,067 (2011 - $5,843).

Cumulative Loss to January 31, 2012

We have generated $17,189 in revenues from our operations since our incorporation through January 31, 2012. We have incurred a cumulative loss of $1,150,777 since inception, January 8, 2008. Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At January 31, 2012, we had assets of $26,341, consisting of cash and cash equivalents and mineral property interests. Total stockholders’ deficit was $170,776 at January 31, 2012. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

Off-Balance Sheet Arrangements

As of January 31, 2012, the Company did not have any off-balance sheet arrangements.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DAULTON CAPITAL CORP.

Date: March __, 2012	By:	/s/ Terry Fields
Terry Fields, President and Principal Financial and
Accounting Officer