Form 10-K
period 2012-04-30
Daulton Capital Corp.
filed 2012-08-14
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 333-152002

DAULTON CAPITAL CORP.
(Name of Small Business Issuer in its charter)

Nevada	30-0459858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Seagram Building, 375, Park Avenue, Suite 2607, New York, NY, USA

(Address of principal executive offices)

212 634-6805

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30th, 2012 was approximately $ 969,250.00.

As of August 1, 2012, the Company had 4,413,240,003  issued and outstanding shares of common stock.

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

DAULTON CAPITAL CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2012

PART I

Item 1.	Business.

Organizational History

Daulton Capital Corp. (“Company,” “we,” “us,” or “our”) was incorporated in Nevada on January 8, 2008 with the intention of pursuing oil and gas exploration opportunities.

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

Operational History

On February 22, 2010, the Company entered into the “Ballarat Option Agreement” with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Ballarat Property.”  In addition, on February 25, 2010, the Company entered into the “Hunker Option Agreement with Shawn Ryan to purchase an undivided interest of mining claims of a property described as “Hunker Project.”

On April 18, 2011, the Company and South Pacific Connection Ltd (James Das), entered into a Purchase Agreement for the Company to purchase an 80% working interest of a mining claim in Papua New Guinea.

On April 29, 2011, the Company and Shawn Ryan entered into a “Termination Agreement” to terminate the Ballarat Option Agreement, and amendments thereto and the Hunker Option Agreement (collectively, the “Option Agreements”).  Pursuant to the Termination Agreement, the Option Agreements were terminated.  Shawn Ryan shall retain all payments and restricted stock that he received pursuant to the Option Agreements.

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

Oil and Gas Prospects

The Company has abandoned all of its oil and gas prospects, which included the 20% working interest (16% net revenue interest) in the Creek Well and the 5% working interest (4% net revenue interest) in Pawnee Wells.  Impairment of these long-lived assets was considered under FASB ASC Topic 360.  Future cash flows from and beyond probable reserves is considered to be zero.  The Creek Well and Pawnee Wells were considered 100% impaired in April 2010 and written down accordingly.

Mining Interests

For the year ended April 30, 2012, the Company has engaged in the business of exploration of precious metals with a focus on quartz deposits in North America and gold and precious metals in Papua New Guinea.  As of the date of this Annual Report, the Company’s mineral interests consist of the Purchase Agreement with South Pacific Connection Ltd.  In addition, all exploration of the quartz deposits in North America that the Company was exploring through the Option Agreements has been terminated.  The Company has not established any proven or probable reserves on the claims of which we have an interest.

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

Ballarat

On February 22, 2010, the Company and Shawn Ryan (“Ryan”), entered into the Ballarat Option Agreement which granted the Company the right to purchase from Ryan an undivided interest in the mining claims on a property described as the “Ballarat Property.”  The Ballarat Option Agreement provided the Company with the option to acquire a 100% interest in the Ballarat Property from Ryan by making staged cash payments and issuing a total of 1,250,000 shares of common shares of stock of the Company on or before February 15, 2014.

Pursuant to the Ballarat Option Agreement, the first payment of $25,000 was due to Ryan on or about March 15, 2010.  However, the Company and Ryan entered into the “Ballarat Extension Agreement” to extend such payment by 10 days.  The Company then paid Ryan the first payment of $25,000.  Our plans for exploration of the Ballarat Property were to continue soil sampling to be carried out by Ryan Wood Exploration, Inc, which is a company owned and operated by Shawn Ryan, a party to the Ballarat Option Agreement and the Hunker Option Agreement, to evaluate both properties as target areas for further (25) meter sampling, possible ground magnetic survey, geological mapping and excavator trenching followed by a possible drill program.  However, due to economic conditions, no such exploration was undertaken and the Agreement was mutually terminated April 29th, 2011.

Hunker

On February 25, 2010, the Company and Ryan entered into the Hunker Option Agreement for the Company to acquire from Ryan an undivided interest in the mining claims of a property described as the “Hunker Project”, which included a $25,000.00 payment upon signing.  The Hunker Option Agreement granted the Company the option to earn 100% interest in the “Hunker Property” from Ryan by making staged cash payments and issuing a total of 1,000,000 shares of common stock of the Company to Mr. Ryan on or before February 15, 2014, Ryan to retain a 2% net smelter return interest that requires an advance royalty payment for $30,000.  At the option of the Company, the net smelter return interest of Ryan may be reduced to 1% upon making a $2 million dollar payment to Ryan.

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

However, pursuant to a Termination Agreement of April 29th, 2011the aforementioned Hunker Option Agreement has been terminated and thus is null and void as of the date of this report. Pursuant to the Termination Agreement Ryan kept a payment of $25,000 and the issuance of 1,000,000 shares of restricted common stock.

Sampling

At this time the Company does not have any analytical procedures and has not developed any Quality Assurance / Quality Control (QA/QC) protocols for our exploration program.

The Company has relied on South Pacific, the owner of the property, to implement proper procedures on the Papua New Guinea Property.  As of this Annual Report, there has been no work done by the Company.

The Company has relied solely on Ryanwood Exploration, Inc. to implement proper procedures on the Ballarat and Hunker properties. There had been soil sampling and both the Ballarat Property and the Hunker Property are in good condition having been basically undisturbed. Ryanwood Exploration, Inc., the company which performed the soil sampling, employed both engineers and geologists who physically examined the Ballarat and the Hunker properties. Both of these properties were shut down on or about February 15th, 2011.

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

GENERAL ECONOMIC AND MARKET CONDITIONS.

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

OUR MANAGEMENT TEAM LACKS TECHNICAL TRAINING AND EXPERIENCE.

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

Item 1B.	Unresolved Staff Comments .

The Company is in receipt of a Comment letter and is currently in the process of responding.

Item 2.	Properties.

Principal Executive Offices

The Company’s offices are located at The Seagram Building, 375, Park Avenue, Suite 2607, New York, NY.   The Company leases office space requiring rental payments of $800 per month.  The Company believes this office space if sufficient to meet its immediate needs.

As of February 25, 2011, all exploration activities on the Ballarat and Hunker Properties have been abandoned due to the Termination Agreement.

At the time of the Termination Agreement there was no equipment, infrastructure, or other facilities, as far as the Company knew, on either the Ballarat Property or the Hunker Property.  In addition, as far as the Company was aware, there were no improvements or equipment that had been moved onto either of the properties before the date of the Termination Agreement.

A small scaled map, which includes the location and access to the property, was attached and incorporated by reference in the Company’s 10-K filing for the fiscal year ended April 30, 2011, and all amendments thereto.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the high and low sale prices of the Company’s common stock during the periods presented as quoted on the OTCBB under the trading symbol of DUCP.  The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

	Closing Sale Price
	Common Stock
Quarter Ended	High	Low
July 29, 2011	$0.05	$0.05
October 31, 2011	$0.03	$0.03
January 31, 2012	$0.04	$0.04
April 30, 2012	$0.03	$0.03

As of April 30, 2012 there were approximately 14 holders of the Company’s common stock.

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

During the fiscal year ended April 30, 2012, the Company the Company had no sales of its stock.

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

Results of Operations

During the fiscal years ended April 30, 2012 and 2011, we had no revenues.

During fiscal year ended April 30, 2012, we incurred general and administrative expenses in the aggregate amount of $7,353 compared to $58,453 incurred during fiscal year ended April 30, 2011 (a decrease of $51,100.00).  The operating expenses incurred during fiscal year ended April 30, 2012 consisted of: (i) salary and wages of $0 (2011: $0); (ii) consulting fees of $35,000 (2011: $0); (iii) professional fees of $43,062 (2011: $16,120.00); (iv) occupancy expense of $0 (2011: $3,266);

Our net loss for the fiscal year ended April 30, 2012 was $89,867 compared to our net loss of $706,065 for the fiscal year ended April 30, 2011.

The basic weighted average number of shares outstanding was 60,240,003 at April 30, 2012 and 59,552,941 on April 30, 2011.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at April 30, 2012, our current assets were $56 and our total current liabilities were $91,840, resulting in a working capital deficit of $91,784. As at April 30, 2012, our total assets were $25,056 compared to total assets of $4,199 as at April 30, 2011.  As at April 30, 2012, our current liabilities were $91,840 compared to current liabilities of $90,492 at April 30, 2011.

Stockholders' equity decreased to $66,784 as at April 30, 2012 from $86,293  at April 30, 2011.

Off-Balance Sheet Arrangements

As of the date of this  report,  we did not have  any  off-balance  sheet arrangements  that have, or is  reasonably  likely  to have, a current or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

Material Commitments

As of April 30, 2012, we did not have any material capital commitments, other than funding our operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of our common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of April 30, 2011, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.	In connection with the audit of our consolidated financial statements for the year ended April 30, 2012, our independent registered accounting firm reported to the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control due to us having to add additional disclosure material and restating or amending our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010, and for the Quarterly Report on Form 10-Q for the quarter ended January 31st, 2011.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to April 30, 2012, which correspond to the two material weaknesses identified above.

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

Below is a list of the Company’s officers and directors as of April 30, 2012. The directors will generally be elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by its board of directors and serve at its discretion.

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

Item 11.	Executive Compensation.

The following table shows the compensation paid or accrued to Daulton Capital’s officers during the period from May 1, 2011 to April 30, 2012:

Name and Principal position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total

Terry Fields, President, Chief Executive Officer, Chief Financial Officer and Secretary	2011-2012	$60,000 (6)	--	$150,000	--	--	$210,000

Michael Mulberry, Vice President, General Manager of Operations, Director	2011-2012	$30,000 (6)	--	$62,500	--	--	$92,500

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of Daulton Capital’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that Daulton Capital could not properly report in any other column of the table.
(6)	Mr. Fields is accruing a salary for services rendered; however he has not been paid as of the date of this Annual Report. However, Mr. Mulberry forgave all accrued salary for stock prior to his resigning from the Company.

Stock Options.  The Company has not granted any stock options and does not have any stock option plans in effect as of the date of April 30, 2012.  In the future, the Company may grant stock options to its officers, directors, employees or consultants.

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

The following table shows the ownership of Daulton Capital’s common stock as of April 30, 2012 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

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

John Kinross-Kennedy served as Daulton Capital’s independent public accountant during the period from the inception of Daulton Capital (January 8, 2008) to the fiscal year ended April 30, 2012.  The following table shows the aggregate fees billed to Daulton Capital during the periods ended April 30, 2012 and 2011 by Mr. Kinross-Kennedy.

	2012	2011
Audit Fees	$2,000	$2,000
Audit-Related Fees	$2,000	600
Financial Information Systems	0	0
Design and Implementation Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
5.1	Opinion of John Kinross-Kennedy, CPA
10.4	Ballarat Option Agreement, dated February 22, 2010, between the Company and Shawn Ryan (6)
10.4(a)	Ballarat Extension Agreement, dated March 14, 2010, between the Company and Shawn Ryan (7)
10.4(b)	Amendment to Ballarat Option Agreement, dated March 31, 2010, between the Company and Shawn Ryan (8)
10.5	Hunker Option Agreement, dated February 25, 2010, between the Company and Shawn Ryan (9)
10.6	Purchase Agreement, dated April 11, 2011, between the Company and South Pacific Connection (James Das) (10)
10.7	Termination Agreement, dated April 29, 2011, between the Company and Shawn Ryan (11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2010.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 19, 2010.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 29, 2010.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2011.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: August 13, 2012	By:	/s/ Arun Pudur
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2012	By:	/s/ Arun Pudur
Arun Pudur, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders

Daulton Capital Corporation

Seagram Building

3745 Park Avenue, Suite 2607

New York, NY 10152-2600

I have audited the accompanying balance sheet of Daulton Capital Corporation as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended including the three month periods ended April 30, 2012 and 2011, and for the period from inception (January 8, 2008) to April 30, 2012 These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Daulton Capital Corporation as of April 30, 2012 and 2011 and the results of its operations, its stockholders’ equity and its cash flows for the years then ended, including the three month periods ended April 30, 2012 and 2011, and for the period from inception (January 8, 2008) to April 30, 2012, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

August 13, 2012

DAULTON CAPITAL CORPORATION

(An Exploration Stage Company)

Balance Sheet

April 30

	2012	2011

ASSETS

Current Assets
Cash and Cash Equivalents	$56	$4,199

Other Assets
Mining Property Interest	25,000	–

TOTAL ASSETS	$25,056	$4,199

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Account Payable	23,224	–
Stockholder Loan	25,000	–
Loans from Officers	43,616	90,492

	91,840	90,492

Commitments and contingencies (Note 5)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none outstanding as at April 30, 2012 and 2011.
Common Stock, $0.001 par value, 200,000,000 shares authorized, 60,240,003 shares issued and outstanding at April 30, 2012 and at April 30, 2011	60,240	60,240
Additional paid-in capital	989,137	896,761
Subscriptions Received	20,000	3,000
Deficit accumulated in the exploration stage	(1,136,161)	(1,046,294)

Total Stockholders' Deficit	(66,784)	(86,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,056	$4,199

See accompanying notes to the financial statements.

 DAULTON CAPITAL CORPORATION

 (An Exploration Stage Company)

 Statement of Operations

					For the period
					of Inception,
					from Jan. 8,
	For the 3 months ended		For the year ended		2008 through
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012

Revenues
Crude Oil Production	$–	$–	$–	$–	$17,189

Costs and Expenses
Mining Exploration	–	–	–	–	40,203
Salary & Wages	–	–	–	–	45,000
Consulting		60,000	35,000	238,500	282,664
Professional Fees		1,230	43,062	16,120	129,168
Occupancy Expense	738	764	2,963	3,266	16,708
Stock Transfer Fees		1,000	1,469	4,726	13,149
Abandonment Loss		385,000		385,000	385,000
Impairment of mineral property interests		–		–	190,000
Other General & Administrative	548	5,359	7,373	58,453	51,458
Total Expenses	1,286	453,353	89,867	706,065	1,153,350

Operating Loss	(1,286)	(453,353)	(89,867)	(706,065)	(1,136,161)

Net Loss	$(1,286)	$(453,353)	$(89,867)	$(706,065)	$(1,136,161)

Net Loss per share,
basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding, basic and diluted	60,240,003	60,240,003	60,240,003	59,552,941

 See accompanying notes to financial statements.

 DAULTON CAPITAL CORPORATION

 (An Exploration State Company)

 Statement of Stockholders' Equity (Deficit)

 For the period from Inception, January 8, 2008, to April 30, 2012

					Accumulated
			Sub-	Additional	Deficit During
	Common Stock		scriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total
Balances at Inception, January 8, 2008	–	$–	$–	$–	$–	$–
Common stock issued for cash on Jan. 14, 2008 at $0.098	28,800,000	28,800		(11,223)		17,577
Common stock issued for cash on Feb. 21, 2008 at $0.0977	24,000,000	24,000		122,477		146,477
Net loss for the period					(11,594)	(11,594)
Balances at April 30, 2008	52,800,000	$52,800	$–	$111,254	$(11,594)	$152,460

Common stock issued for purchase of a working interest in wells at $0.30 per share Oct. 16, 2008	4,800,000	4,800		85,200		90,000
Net loss for the year					(51,710)	(51,710)
Balances at April 30, 2009	57,600,000	$57,600	$–	$196,454	$(63,304)	$190,750

Capital contributed Dec. 31, 2010	12,447	12,447
Subscriptions Received for common stock Nov. 2009 to March, 2010			89,000			89,000
Net loss for the year					(276,925)	(276,925)
Balances at April 30, 2010	57,600,000	$57,600	$89,000	$208,901	$(340,229)	$15,272

Common stock issued for services September 14, 2010 at $0.21	850,000	850		177,650		178,500
Shares issued at $0.32 as partial consideration in acquisition of mineral lease Nov. 15, 2010	750,000	750		239,250		240,000
Common stock issued for subscriptions December 3,2010 at $0.30 per sh.	33,334	33	(10,000)	9,967		–
Director contributed his loan to the Company, Dec. 15, 2010				15,000		15,000
Subscriptions received for common stock Dec. 22, 2010			76,000			76,000
Shares issued at $0.19 as partial consideration in acquisition of mineral lease Jan. 13, 2011	500,000	500		94,500		95,000
Common stock issued for subscriptions March 11, 2011 at $0.30 per sh.	506,669	507	(152,000)	151,493
Net loss for the year					(706,065)	(706,065)
Balances at April 30, 2011	60,240,003	$60,240	$3,000	$896,761	$(1,046,294)	$(86,293)

Subscription added to issue of March 11, 2011			(3,000)	3,000		–
Subscriptions received for common stock May 11, 2011			20,000			20,000
Stockholder contributed debt April 30, 2012				12,500		12,500
Officer contributed debt April 30, 2012				76,876		76,876
Net loss for the year					(89,867)	(89,867)

Balances at April 30, 2012	60,240,003	$60,240	$20,000	$989,137	$(1,136,161)	$(66,784)

   See accompanying notes to financial statements.

 DAULTON CAPITAL CORPORATION

 (An Exploration Stage Company)

 Statement of Cash Flows

			For the period
			of Inception,
			from Jan 8,
	For the year ended		2008 through
	April 30,		April 30,
	2012	2011	2012

Cash Flows From Operating Activities
Net Income (Loss)	$(89,867)	$(706,065)	$(1,136,161)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash issue of stock for services	–	178,500	178,500
Change in operating assets and liabilities:
Accounts payable	23,224	–	23,224
Net Cash used by operating activities	(66,643)	(527,565)	(934,437)

Cash Flows From Investing activities
Purchase mineral and oil & gas property interests	–	–	(240,000)
Non cash issue of stock for interest in oil and gas leasehold	–	335,000	425,000
Mineral property interest	(25,000)	–	(25,000)
Abandonment of mineral and oil & gas interests	–	50,000	240,000
Net Cash (used by) Investing Activities	(25,000)	385,000	400,000

Cash Flows From Financing Activities
Proceeds of the sale of Stock	–	–	164,054
Subscriptions Received	17,000	76,000	182,000
Stockholder Loan	25,000	–	25,000
Proceeds of loans from officers	(46,876)	60,000	43,616
Contribution of capital	92,376	–	119,823
Net Cash provided by Financing Activities	87,500	136,000	534,493

Net Increase (Decrease) in Cash	(4,143)	(6,565)	56
Cash at beginning of period	4,199	10,764	–
Cash at end of period	$56	$4,199	$56

Cash Paid For:
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

 See accompanying notes to financial statements.

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2012

1.     Basis of Presentation and Nature of Operations

These audited financial statements as of and for the year ended April 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

On April 18, 2011 The Company entered into a purchase agreement with South Pacific Connection Ltd., a Papua New Guinea Company, for the purchase of an 80% working interest in a mining claim in Papua New Guinea. The agreement called for a payment of 2,500,000 shares of restricted common stock staged over five years in 500,000 share increments. In addition the Company was to incur a total of $3,400,000 in total capital expenditures over the next five years.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities
-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2012, reflect:

-	Cash: Level One measurement based on bank reporting.
-	Subscriptions Received: Level 2 based on contract and cash receipts.
-	Loans from Officers: Level 3 based on promissory notes.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established. The Company has a Net Operating Loss of $1,136,000 as at April 30, 2011, which can be utilized to offset taxable income. They will begin to expire in 2028, unless utilized first.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income — In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

Offsetting Assets and Liabilities --- In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. There was limited activity the current fiscal year. The company experienced a loss of $(89,867) in the year ended April 30, 2012 and $(1,136,161) since inception January 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Exploration-Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 8, 2008. Since inception, the Company has incurred an operating loss of $1,136,161. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since January 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of April 30, 2012.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended April 30, 2012 and 2011, respectively.

Numerator:
Basic and diluted net loss per share:	2012	2011
Net Loss	$(89,867)	$(706,065)

Denominator
Basic and diluted weighted average
Number of shares outstanding	60,240,003	59,552,941
Basic and Diluted Net Loss per Share	$(0.00)	$(0.01)

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

As at April 30, 2012, the Company was authorized to issue 200,000,000 shares of $0.001 par value common stock, of which 60,240,003 shares were issued and outstanding, (2011: 60,240,003 shares).

The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none was issued and outstanding.

4.     Commitments and Contingencies

There were no commitments or contingencies in the year ended April 30, 2012.

5.     Legal Proceedings

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

6.     Subsequent Events

Events subsequent to April 30, 2012 have been evaluated through July 24, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

On May 18, 2012, in a stock purchase agreement, Ryan Beamin, the largest shareholder of 19,000,000 common shares representing voting rights of 31.53% of the Company, sold his shares to Mr. Peter Maddocks, for an aggregate purchase price of seventy thousand dollars $70,000.

Following Mr. Maddox’s share purchase, the shareholders of the Company elected Mr. Maddocks to be the new Director of the Company, replacing Mr. Terry Fields and Mr. Peter Stecher, who each resigned as Directors of the Company.

On May 22, 2012 the Company entered into a share purchase agreement with Arun Pudur representing all the Shareholders of Grimsby Investments Ltd., a British Virgin Islands company, whereby the Company agreed to purchase 100% of Grimsby Investments Limited and its subsidiaries Arx Springs Pte Limited a Singapore company , Arx Springs (Pty) Limited and Arx Pacific Resources (Pty) Limited two Australian Companies that own an Australian gold mining project known as the ARX Springs gold project, which shall be acquired by the Company. The purchase price is $4,298 billion dollars, payable by the issuance of 4.148 billion common shares and a ten year unconvertible promissory note of $75,000,000 and 75,000,000 in unconvertible preferred shares, with 5:1 voting rights. ARX Gold Project is comprised of gold mining claims and gold tailing dumps, mineral rights, permits and concessions at Coonambula, near Eidsvold in the State of Queensland, Australia. The project was the subject of a feasibility study Dated June 28, 2012.

On May 22, 2012 pursuant to the share purchase agreement, the shareholders of Grimsby Investments Ltd. as vendors in exchange for vending in the Arx Group of Companies and the ARX Springs Gold Project became the largest shareholders of the company with 4.128 billion common shares representing 98.56% of Daulton Capital Corp split between the Grimsby shareholders as follows:

Following the completion of the Grimsby Investments Limited transaction and the issuance of the 4,148,000, 000 shares as consideration to the Grimsby shareholders as vendors the shareholding in the company was as follows:

Ivory Mint Holdings Limited a British Virgin Islands Company beneficially owned by Arun Pudur received 1,825,120,000 common shares representing 41.35 % of the total issued share capital.

Highpoint Financial Limited a British Virgin Islands Company beneficially owned by Arun Ramachandran received 497,760,000 common shares representing 11., 28 % of the total issued share capital.

Endex Pte Limited a Singapore company beneficially owned by Shane Aldred received 912,560,000 common shares representing 20.67 % of total issued share capital.

Tigersprey Pte Ltd holding received 912,560,000 common shares representing 20.67% % of the total shares issued and outstanding.

Following the execution of the share purchase agreement, the shareholders elected Mr. Arun Pudur, as President and Mr. Arun Ramachandran and Mr. Brian James Smith as directors to join Mr. Peter Maddocks on the Board of the company.

On May 22, 2012, the Company terminated the purchase agreement previously entered into with Pacific Connection Limited (“South Pacific”) and Alexander Mining Limited in April 2011 for an 80% working interest in a mining claim in Papua, New Guinea. The parties retained any consideration delivered.

On June 4, 2012 the Company gave public notice that its new corporate headquarters are located in the Seagram building, 375 Park Avenue, Suite 2607, New York, New York. Global headquarters are at 165, Level 36, Menara Citibank, Japan Am pang, Kuala Lumpur, 50450 Malaysia.

On July 16th, 2012, Peter Maddocks resigned his position as a Director of the Company.

