Form 10-Q
period 2012-07-31
Daulton Capital Corp.
filed 2012-09-21
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

DAULTON CAPITAL CORP.

(Exact name of Registrant as specified in its charter)

Nevada	333- 152002	30-0459858
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

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

(Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common	4,413,240,003	September 21, 2012

Table of Contents

Daulton Capital Corporation

  PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DAULTON CAPITAL CORPORATION

(An Exploration Stage Company)

Balance Sheets

	July 31,	April 30,
	2012	2012
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$56	$56

Total current assets	56	56

Other assets
Mineral rights	4,148,000	–
Mining property interest	25,000	25,000

Total assets	$4,173,056	$25,056

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$23,224	$23,224
Notes payable to related parties	91,346	68,616

Total current liabilities	114,570	91,840

Total liabilities	114,570	91,840

Commitments and contingencies (Note 6)

Shareholders' equity (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized, none outstanding as of July 31, 2012 and April 30, 2012	–	–
Common stock, par value $0.001, 5,000,000,000 shares authorized, 4,413,240,003 and 60,240,003 shares issued and outstanding as of July 31, 2012 and April 30, 2012, respectively	4,413,240	60,240
Additional paid-in capital	989,137	989,137
Subscription receivable	20,000	20,000
Deficit accumulated in the exploration stage	(1,363,891)	(1,136,161)

Total shareholders' equity (deficit)	4,058,486	(66,784)

Total liabilities and shareholders' equity (deficit)	$4,173,056	$25,056

See accompanying notes to unaudited financial statements.

DAULTON CAPITAL CORPORATION

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended July 31,		For the period of inception, from January 8, 2008 through July 31,
	2012	2011	2012

Revenues
Crude Oil Production	$–	$–	$17,189

Costs and Expenses
Mining exploration	–	–	40,203
Salary and wages	–	–	45,000
Consulting	23,823	20,000	306,487
Professional fees	–	14,450	129,168
Occupancy expense	–	–	16,708
Stock transfer fees	840	616	13,989
Abandonment loss	–	–	385,000
Impairment of oil and gas leases	–	–	190,000
Loss on sale of common stock	200,000	–	200,000
Other general and administrative	3,067	4,117	54,525

Total expenses	227,730	39,183	1,381,080

Operating loss	(227,730)	(39,183)	(1,363,891)

Net loss	$(227,730)	$(39,183)	$(1,363,891)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.001)

Weighted average shares outstanding - basic and diluted	3,448,587,829	57,600,000

See accompanying notes to unaudited financial statements.

DAULTON CAPITAL CORPORATION

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months July 31,		For the period of inception, from January 8, 2008 through July 31,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(227,730)	$(39,183)	$(1,363,891)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash issue of stock for services	–	–	178,500
Loss on sale of common stock	200,000	–	–
Changes in operating assets and liabilities:
Accounts payable	–	–	23,224
Net cash used in operating activities	(27,730)	(39,183)	(783,667)

Cash flows used in investing activities:
Purchase mineral and oil and gas property interests	–	–	(240,000)
Non-cash issue of stock for interest in oil and gas leasehold	–	–	425,000
Mineral property interest	–	(35,000)	(25,000)
Abandonment of mineral and oil and gas interests	–	–	240,000
Net cash used in investing activities	–	(35,000)	400,000

Cash flows from financing activities:
Proceeds of the sale of stock	5,000	–	169,054
Subscription received	–	20,000	182,000
Stockholder loan	22,730	35,000	47,730
Proceeds from loans from officers	–	15,000	43,616
Contributions of capital	–	–	119,823
Net cash provided by financing activities	27,730	70,000	562,223

Net increase (decrease) in cash	–	(4,183)	178,556
			–
Cash at beginning of period	56	4,199	–
			–
Cash at end of period	$56	$16	$178,556

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

Non-cash investing and financing activities:

Issuance of common stock for mineral rights	$4,148,000	$–	$–

See accompanying notes to unaudited financial statements.

Daulton Capital Corporation

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2012

(Unaudited)

1.                 Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended July 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s April 30, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended July 31, 2012 are not necessarily indicative of results for the entire year ending April 30, 2013.

Organization

Daulton Capital Corporation (the “Company”) was incorporated under the laws of the State of Nevada July 8, 2008. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became is now engaged in the gold resource industry.

Current Business of the Company

Daulton Capital Corp is an United States based junior gold exploration company with gold exploration and development activities centered on The ARX Springs Gold property, located at Coonambula near Eidsvold in Queensland, Australia. ARX Springs has significant gold resources and is estimated to generate a potential cash flow of $22 billion over the planned 20 plus year life of the mine based on current gold prices. Queensland, Australia is well known to be a prolific gold producing State since the 1867 Australian gold rush, and several major gold producing companies including BHP, Glencore Xstrata, Rio Tinto, Barrick Gold and Anglo American have been active in the area where the ARX Springs gold project is located.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of July 31, 2012 approximate their respective fair values, because of the short-term nature of these instruments. Such instruments normally consist of cash, accounts payable and prepaid expenses.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2012 through the date these unaudited financial statements were issued.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company experienced a loss of $227,730 for the three months ended July 31, 2012 and $1,363,891 since inception, July 8, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Exploration Stage Company

The Company is considered an exploration-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 8, 2008. Since inception, the Company has incurred an operating loss of $1,363,891. The Company’s working capital has been generated through the sales of common stock and limited revenue from crude oil production. Management has provided financial data since July 8, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

3. Related Party Transactions

An officer of the Company is owed $15,000 as of July 31, 2012.

4. Stockholder Loan

As of July 31, 2012 the Company has received advances from Charms Investments Ltd, a stockholder, of $52,730. The terms of the loan are that it carries no interest, is unsecured, due on demand and has no maturity.

5. Capital Structure

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, of which none is issued.

Common Stock

On May 22, 2012, the Company increased its authorized its common shares from 200,000,000 to 5,000,000,000.

On May 22, 2012, as part of the Acquisition Agreement to acquire gold mining rights in Australia, the Company issued 4.148 billion shares to the holders of Grimsby Investments, Inc., representing 98.56% of the total issued and outstanding shares of the Company. As of July 31, 2012, there were 4,413,240,003 total issued and outstanding shares of the Company.

On May 9, 2012, the Company issued 205,000,000 shares of common stock to an individual in exchange for $5,000. The Company recognized a loss of $200,000 on the transaction.

6. Commitments and Contingencies

There were no commitments or contingencies for the three months ended July 31, 2012.

7. Legal Proceedings

There were no legal proceedings against the Company nor does the company have any knowledge of any threatened or pending litigation against them or any of the officers or directors.

8. Subsequent Events

On August 28, 2012, Daulton Capital Corp and the Shareholders of Grimsby Investments Ltd. entered into an Amendment to their previously signed Share Purchase Agreement of May 12, 2012, solely to address two previous conditions between the parties, namely the Company’s obligations under that agreement to tender preferred shares and funds payable to the shareholders of Grimsby Investments Ltd. §a of that Agreement called for $75,000,000 of the debt to be converted into preferred shares. That section and obligation was specifically waved and cancelled. §b of that Agreement called for $75,000,000 of the debt to be secured by a 10 year promissory note. That section and obligation was specifically amended by the waiver and cancellation of obligation to pay $67,500,000 of the debt. The remaining $7,500,000 of the debt remains, and is evidenced by a 10 year promissory note in favor of Endx Pte Limited and TigerSprey Pte Limited.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "we," "us," "our," "Registrant," "Issuer," "Company," "Daulton," mean Daulton Capital Corp., a Nevada Corporation, unless the context otherwise requires.

Forward-Looking Statements

This following information specifies certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements, which are included elsewhere in this report.

Organizational History

We were incorporated in Nevada on July 8, 2008 with the intention of pursuing oil and gas exploration and development opportunities.

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

Operational History

As of May 22nd, 2012, the company abandoned our last remaining gas projects in Papua New Guinea. We are now solely focused on our core business of our mining property in Australia.

General Overview of Business

Daulton Capital Corp is an United States based junior gold exploration company with gold exploration and development activities centered on The ARX Springs Gold property, located at Coonambula near Eidsvold in Queensland, Australia. ARX Springs has significant gold resources and is estimated to generate a potential cash flow of $22 billion over the planned 20 plus year life of the mine based on current gold prices. Queensland, Australia is well known to be a prolific gold producing State since the 1867 Australian gold rush, and several major gold producing companies including BHP, Glencore Xstrata, Rio Tinto, Barrick Gold and Anglo American have been active in the area where the ARX Springs gold project is located.

The Company has already obtained the necessary local and federal licenses to begin operations and is currently arranging for first stage financing in order to begin development of the extraction and production site. We will need to raise the funds required for excavation from third parties to continue with our exploration activities. We may also attempt to raise needed capital through the private sale of our securities or by borrowing from third parties. If we are able to raise such capital, we intend to spend such capital over the next 12 months with soil and stream sampling, geological mapping and possibly initiating a ground magnetic survey and excavator trenching followed by an evaluation of a possible drill program. However, we may not be successful in raising the capital needed for the aforementioned exploration activities.

Our future plans will be dependent upon the amount of capital we are able to raise. We do not have any commitments or arrangements from any person to provide us with any additional capital.

Mining Interests

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in Coonambula, Australia. As of the date of this Quarterly Report, the Company’s mineral interests consist mainly of option agreements on exploration stage property.

Our activities will primarily be dependent upon available equity and debt financing.

Results of Operations for the Three Months Ended July 31, 2012

During the three month period ended July 31, 2012 and 2011, the Company incurred operating losses of $227,730 and $39,183, respectively, of which $200,000 in 2012 relates to a loss on the sale of common stock.

Our future activities will be financed from proceeds of related or third party loans. We do not anticipate earning revenues until such time as we have entered into commercial production of our gold and mineral excavations. We are presently in the exploration stage of our business and we can provide no assurance that we will be able to fully exploit commercially manageable levels of gold mineral resources on the property.

Cumulative Loss to July 31, 2012

We have generated $17,189 in revenues from our operations since our incorporation through July 31, 2012. We have incurred a cumulative loss of $1,363,891 since inception (July 8, 2008). Thus, there can be no assurance that we will ever achieve profitability or that revenues will be generated and sustained in the future. We are dependent upon obtaining additional and future financing to pursue our exploration and excavation activities.

Liquidity and Further Capital Resources

At July 31, 2012, we had assets of $4,173,056, primarily consisting of mineral property interests of $4,173,000.  Total stockholders’ equity was $4,058,056 at July 31, 2012. We are an exploration stage company and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.

To finance the Company’s operations the Company has relied upon cash on hand, sources internally generated from management, advances from shareholders and financing via loans and debt financing.

Off-Balance Sheet Arrangements

As of July 31, 2012, the Company did not have any off-balance sheet arrangements.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Principal Executive Officer and Principal Financial Officer, Brian Smith, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and in his opinion, the Company’s disclosure controls and procedures were not effective.

PART II – OTHER INFORMATION

ITEM 1.    Legal Proceedings.

There were no legal proceedings against the Company. Neither the Company nor any of its officers or directors is involved in any other litigation and have no knowledge of any threatened or pending litigation against the company or any of the officers or directors.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.    Defaults Upon Senior Securities.

None.

ITEM 4.    Mine Safety Disclosures.

None.

ITEM 5.    Other Information.

None.

ITEM 6.    Exhibits.

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAULTON CAPITAL CORP.

Date: September 21, 2012	By:	/s/ Brian Smith
Brian Smith,
Director

