Form 10-Q
period 2012-10-31
ARX Gold Corp
filed 2013-01-22
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-152002

ARX GOLD CORPORATION

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

ARX GOLD CORPORATION

FORM 10-Q

October 31, 2012

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q/A and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY DAULTON CAPITAL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets:
Cash	$22,936	$–
GST tax receivable	19,711
Due from related party	189	850

Total Current Assets	42,836	850

Total Assets	$42,836	$850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loans payable	$73,600	$–
Accounts payable	148,740	–
Accrued expenses	20,000	64

Total Current Liabilities	242,340	64

Total Liabilities	242,340	64

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity (Deficit):
Common stock $0.001 par value; 5,000,000,000 shares authorized; 4,418,240,003 and 4,148,000,000 issued and outstanding at October 31, 2012 and April 30, 2012, respectively	4,418,240	4,148,000
Additional paid-in capital	(4,105,025)	(4,084,239)
Deficit accumulated during development stage	(504,978)	(63,077)
Accumulated other comprehensive income (loss)	(7,741)	102

Total Stockholders' Equity (Deficit)	(199,504)	786

Total Liabilities and Stockholders' Equity (Deficit)	$42,836	$850

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY DAULTON CAPITAL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,		For the Period from May 28, 2010 (Inception) to October 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$–	$–	$–	$–	$–

OPERATING EXPENSES:
Compensation	–	–	–	–	62,826
Professional fees	137,949	–	244,012	–	244,012
Development costs - related party	194,846	–	194,846	–	194,846
General and administrative	612	31	3,043	63	3,294

Total Operating Expenses	333,407	31	441,901	63	504,978

LOSS FROM OPERATIONS	(333,407)	(31)	(441,901)	(63)	(504,978)

NET LOSS	$(333,407)	$(31)	$(441,901)	$(63)	$(504,978)

COMPREHENSIVE LOSS
NET LOSS	$(333,407)	$(31)	$(441,901)	$(63)	$(504,978)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation Income (loss)	(7,833)	(12)	(7,843)	(10)	(7,741)

COMPREHENSIVE INCOME (LOSS)	$(341,240)	$(43)	$(449,744)	$(73)	$(512,719)

Net Loss per Common Share (Basic and Diluted)	$–	$–	$–	$–

Weighted Average Shares Outstanding:- Basic and Diluted	4,416,256,307	4,148,000,000	4,383,034,677	4,148,000,000

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY DAULTON CAPITAL CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(A DEVELOPMENT STAGE COMPANY)

For the Period from May 28, 2010 (Inception) to October 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Loss)	(Deficit)
Balance, May 28, 2010 (Inception)	–	$–	$–	$–	$–	$–
Common stock issued to founders	4,148,000,000	4,148,000	(4,148,000)	–	–	–
Cash contributed by founders	–	–	420	–	–	420
Net loss for period	–	–	–	(96)	–	(96)
Comprehensive income	–	–	–	–	113	113
Balance, April 30, 2011	4,148,000,000	4,148,000	(4,147,580)	(96)	113	437
Cash contributed by founders	–	–	515	–	–	515
Stock-based compensation	–	–	62,826	–	–	62,826
Net loss for year	–	–	–	(62,981)	–	(62,981)
Comprehensive loss	–	–	–	–	(11)	(11)
Balance, April 30, 2012	4,148,000,000	4,148,000	(4,084,239)	(63,077)	102	786
Recapitalization of Company	265,240,003	265,240	(285,490)	–	–	(20,250)
Contributed services	–	–	44,704	–	–	44,704
Sale of common stock	5,000,000	5,000	220,000	–	–	225,000
Net loss for the six months ended October 31, 2012	–	–	–	(441,901)	–	(441,901)
Comprehensive loss	–	–	–	–	(7,843)	(7,843)
Balance, October 31, 2012 (Unaudited)	4,418,240,003	$4,418,240	$(4,105,025)	$(504,978)	$(7,741)	$(199,504)

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(FORMERLY DAULTON CAPITAL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended October 31,	For the Six Months Ended October 31,	For the Period from May 28, 2010 (Inception) to October 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(441,901)	$(63)	$(504,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	–	–	62,826
Contributed services	44,704		44,704
Changes in assets and liabilities:
GST tax receivable	(19,485)	–	(19,485)
Due from related party	645	100	(170)
Accounts payable	148,472	–	148,472
Accrued expenses	(64)	–	–

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(267,629)	37	(268,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	73,600	–	73,600
Proceeds from sale of common stock	225,000	–	225,000
Shareholder contribution	–	–	935
			.
NET CASH PROVIDED BY FINANCING ACTIVITIES	298,600	–	299,535

Effect of Exchange Rate Changes on Cash	(8,035)	–	(7,968)

Net Increase in Cash	22,936	37	22,936

Cash, Beginning of Period	–	11	–

Cash, End of Period	$22,936	$48	$22,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable in connection with recapitalization	$250	$–	$250
Increase in accrued expenses in connection with recapitalization	$20,000	$–	$20,000
Common stock issued to Founders	$–	$–	$4,148,000

   See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Pursuant to certain mining rights agreements (see Note 3), ARX Pacific and ARX Springs, together referred to as the “ARX Companies”) have the rights to mine and extract gold and other materials from certain properties in Australia as described in Note 3.

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 - Summary of significant accounting policies

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form 8-K/A as filed with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements for ARX Gold Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $441,901 and $267,629, respectively, for the six months ended October 31, 2012 and a working capital deficit, a stockholders’ deficit, and a deficit accumulated during development stage of $199,504, $199,504 and $504,978, respectively, at October 31, 2012 and has no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to commence operations.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

The carrying amounts reported in the balance sheets for cash, due from related parties, and other current assets, accounts payable, and accrued expenses and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2012 and April 30, 2012.

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Mining property acquisition and exploration costs

The Company follows ASC 930 “Extraction Activities – Mining” in accounting for mining costs. Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be depleted, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the six months ended October 31, 2012 and 2011, the Company did not incur any exploration costs.

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

Asset retirement obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at October 31, 2012.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended October 31, 2012 and 2011.

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 - Summary of significant accounting policies (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the six months ended October 31, 2012 and 2011, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2012 and April 30, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the ARX Companies is the Australian dollar and the functional currency of ARX Pte is the Singapore dollar. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The foreign currency translation adjustment included in comprehensive loss for the six months ended October 31, 2012 and 2011 amounted to $7,843 and $10, respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of October 31, 2012 and April 30, 2012 and for the six months ended October 31, 2012 and 2011, the exchange rates used to translate amounts in Australian dollars and Singapore dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 - Summary of significant accounting policies (continued)

Foreign currency translation (continued)

	AUS $			SGD $
	October 31, 2012	October 31, 2011	April 30, 2012	October 31, 2012	October 31, 2011	April 30, 2012
Exchange rate on balance sheet dates
USD : AUS$: SGD$ exchange rate	1.0358	1.0702	1.0471	0.8192	–	0.8086

Average exchange rate for the period
USD : AUS$: SGD$ exchange rate	1.0239	1.0497	1.0436	0.7996	–	0.7931

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of October 31, 2012 and 2011 and April 30, 2012, the Company did not have any potentially dilutive common shares.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended October 31, 2012 and 2011 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

OCTOBER 31, 2012

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

OCTOBER 31, 2012

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

OCTOBER 31, 2012

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Due from related party

The Company received from and provided advances to BRI. These advances are unsecured and payable on demand. At October 31, 2012 and April 30, 2012, amounts due from BRI amounted to $189 and $850, respectively.

Due from related party

Due to related party

During the three months ended July 31, 2012, the Company received working capital advances of $527 from a former officer and shareholder. These advances were repaid during the three months ended October 31, 2012. The advances were unsecured and payable on demand.

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

Development costs – related party

During the three months ended October 31, 2012, the Company paid development fees of $194,846 to BRI for development services performed on the ARX Springs Project.

NOTE 5 - LOANS PAYABLE

During the six months ended October 31, 2012, a shareholder advanced the Company $73,600 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand.

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

OCTOBER 31, 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Stock-based compensation (continued)

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

Sale of common stock

In September 2012, the Company sold 5,000,000 shares of its common stock for proceeds of $225,000.

Other contributed capital

In connection with consulting services performed for the Company by a third party in the amount of $44,704, BRI agreed to pay for these services on behalf of the Company, Accordingly, the Company recorded contributed capital of $44,704.

NOTE 7 - CONCENTRATIONS

Reliance on contractual agreement

The Company’s business is dependent on agreements with an unrelated party (see Note 3) and a related party (see Note 4).

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At October 31, 2012 and April 30, 2012, all of the Company’s cash is maintained with banks in Australia and Singapore. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration in a geographic area

The Company will operate in the mining industry and the operations will be concentrated in Australia (See Note 3).

ARX GOLD CORPORATION AND SUBSIDIARIES

(Formerly Daulton Capital Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 18, 2012, the Company entered into a Placement Agent Agreement with Khandwala Securities Limited (“KSL”) (the “Placement Agent”), whereby KSL was to act as exclusive Placement Agent, perform due diligence, and conduct other business development activities for a period of six months. In accordance with the Placement Agent Agreement, the Company shall pay KSL 5% of funds raised up to $50 million. Additionally, the Company agreed to pay Placement Agent $250,000 with $100,000 due upon signing of the Placement Agreement, $100,000 on completion of due diligence and submission of an information memorandum and $50,000 upon the Company’s sign–off of a placement memorandum and information statement. To date, KSL had not submitted any information statement or placement memorandum. Accordingly, the Company believes that only $100,000 may be due pursuant to the Placement Agent Agreement. The $100,000 was earned and accrued by the Company as of October 31, 2012.

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

On May 22, 2012, ARX Gold, Grimsby Investments Limited (“Grimsby”), a company incorporated under the law of the British Virgin Islands on March 8, 2012, and the stockholders of Grimsby (“Grimsby Shareholders”) entered into a Share Exchange. Upon closing of the transaction contemplated under the Share Exchange, as amended, on May 22, 2012, the Grimsby Shareholders (4 entities) transferred all of the issued and outstanding capital stock of Grimsby to ARC Gold in exchange for an aggregate of 4.148 billon shares of the common stock of ARX Gold and a commitment to pay royalties of $7,500,000 to two original founding stockholders of Grimsby, as amended retroactively in August 2012 for an original $150 million to the four original founding stockholders of Grimsby. Such exchange caused Grimsby to become a wholly-owned subsidiary of ARX Gold.  ARX Gold and Grimsby with its subsidiaries are collectively referred to as “the Company”.

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

The two ARX Companies will jointly operate at the ARX Springs site, and Phase 1 of the mining processing at ARX Springs under the respective Stage Tribute Agreements will mine a surface area of 600 ha. Under the terms of the Riverstone Master Agreement between BRI, a related party and Riverstone, phase 2 of the mining process at the ARX Springs Project may commence at any time and does not require work on phase 1 to be completed. ARX Companies must pay to Riverstone production royalty of 19% of the value of production extracted and processed from the first 100 ha surface area of the ARX Springs Project treated and 15% of the value of production extracted and processed from the surface area of the project which exceeds 100 ha.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the six months ended October 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the accounting for and recovery of long-lived assets including mining rights, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

For the Three and Six Months Ended October 31, 2012 and 2011

Revenues

Since inception, we had $0 in revenue.

Operating Expenses

For the three and six months ended October 31, 2012 and 2011, operating expenses consisted of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Professional fees	$137,949	$–	$244,012	$–
Development costs – related party	194,846	–	194,846	–
Other selling, general and administrative	612	31	3,043	63
	$333,407	$31	$441,901	$63

*	For the three and six months ended October 31, 2012, professional fees were $137,949 and $244,012, respectively. During the six months ended October 31, 2012, we incurred business development and consulting fees of $44,704 related to the preparation of an exploration report on the ARX Springs Project. Additionally, we incurred $100,000 ($60,000 and $100,000 during the three and six month ended October 31, 2012), respectively in connection with due diligence and capital raising activities, investor relations fees of $53,450 and accounting and legal fees of $45,858. We did not incur professional fees during the six months ended October 31, 2011. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, and other rules implemented by the Securities and Exchange Commission.
*	For the three and six months ended October 31, 2012, general and administrative expenses, which included bank service charges and other office related expenses, increased by $581 and $5,980 as compared to the three and six months ended October 31, 2011, respectively. We expect general and administrative expenses to increase as we increase our operations.

Net Loss

As a result of the factors described above, our net loss for the six months ended October 31, 2012 and 2011 was $441,901 and $63, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively. Our net loss for the three months ended October 31, 2012 and 2011 was $333,407 and $31, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for compensation, and professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An substantial increase in working capital requirements to finance our mining operations,
•	Addition of administrative and professional personnel as the business grows,
•	The cost of being a public company, and
•	Capital expenditures on excavation, mining and other equipment
•	Payment of royalties upon commencement of production.

At October 31, 2012, we had a cash balance of $22,936. Since inception we have funded our operations as follows:

●	During the six months ended October 31, 2012, we borrowed funds from a shareholder amounting to $73,600 to fund our operating expenses, pay our obligations, and for working capital purposes.
●	In September 2012, we issued 5,000,000 shares of common stock for proceeds of $225,000.

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

Operating activities

For the six months ended October 31, 2012 and 2011, net cash flows (used in) provided by operating activities amounted to $(267,629) and $37, respectively. We expect cash used in operations to increase in future periods as we implement our business plan.

Financing activities

For the six months ended October 31, 2012 and 2011, net cash flows provided by financing activities was $298,600 and $0, respectively. During the six months ended October 31, 2012, we received net proceeds from advances from a shareholder of $73,600 and proceeds from the sale of common stock of $225,000.

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

The following tables summarize our contractual obligations as of October 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Royalties payable – related parties	$7,500,000	$–	$–	$–	$7,500,000
Loans payable	73,600	73,600	–	–	–
Total contractual obligations	$7,573,600	$73,600	$–	$–	$7,500,000

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31. 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2012, we sold 5,000,000 shares of our common stock for proceeds of $225,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1*	Gold Forward Sales Contract
10.2*	Gold Forward Sales Contract Amendment
10.3*	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Agreement
10.4*	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum
10.5*	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum II
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH †	XBRL Taxonomy Schema
101.CAL †	XBRL Taxonomy Calculation Linkbase
101.DEF †	XBRL Taxonomy Definition Linkbase
101.LAB †	XBRL Taxonomy Label Linkbase
101.PRE †	XBRL Taxonomy Presentation Linkbase

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

