Form 10-Q
period 2013-01-31
ARX Gold Corp
filed 2013-03-25
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-152002

ARX GOLD CORPORATION

(Name of Registrant as specified in its charter)

NEVADA	30-0459858
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Level 13- 40 Creek St
Brisbane QLD Australia 4000

 (Address of principal executive office)

(888) 408-9402

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  4,413,240,003 shares of common stock are issued and outstanding as of March 17, 2013.

ARX GOLD CORPORATION

FORM 10-Q

January 31, 2013

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K/A as filed with the Securities and Exchange Commission on January 22, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,049	$–
GST tax receivable	27,253
Due from related party	2,050	850

Total Current Assets	31,352	850

Total Assets	$31,352	$850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loans payable	$431,905	$–
Accounts payable	180,902	–
Accrued expenses	20,000	64

Total Current Liabilities	632,807	64

Total Liabilities	632,807	64

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity (Deficit):
Common stock $0.001 par value; 5,000,000,000 shares authorized; 4,413,240,003 and 4,148,000,000 issued and outstanding at January 31, 2013 and April 30, 2012, respectively	4,413,240	4,148,000
Additional paid-in capital	(3,957,092)	(4,084,239)
Deficit accumulated during development stage	(1,050,105)	(63,077)
Accumulated other comprehensive income (loss)	(7,498)	102

Total Stockholders' Equity (Deficit)	(601,455)	786

Total Liabilities and Stockholders' Equity (Deficit)	$31,352	$850

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		For the Period from May 28, 2010 (Inception) to January 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$–	$–	$–	$–	$–

OPERATING EXPENSES:
Compensation	–	30,780	–	30,780	62,826
Professional fees	466,522	–	710,534	–	710,534
Development costs - related party	74,104	–	268,950	–	268,950
General and administrative	4,501	23	7,544	86	7,795

Total Operating Expenses	545,127	30,803	987,028	30,866	1,050,105

LOSS FROM OPERATIONS	(545,127)	(30,803)	(987,028)	(30,866)	(1,050,105)

NET LOSS	$(545,127)	$(30,803)	$(987,028)	$(30,866)	$(1,050,105)

COMPREHENSIVE LOSS
NET LOSS	$(545,127)	$(30,803)	$(987,028)	$(30,866)	$(1,050,105)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation Income (loss)	243	(6)	(7,600)	(16)	(7,498)

COMPREHENSIVE INCOME (LOSS)	$(544,884)	$(30,809)	$(994,628)	$(30,882)	$(1,057,603)

Net Loss per Common Share (Basic and Diluted)	$–	$–	$–	$–

Weighted Average Shares Outstanding:- Basic and Diluted	4,413,240,003	4,148,000,000	4,392,097,684	4,148,000,000

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(A DEVELOPMENT STAGE COMPANY)

For the Period from May 28, 2010 (Inception) to January 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Income	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Balance, May 28, 2010 (Inception)	–	$–	$–	$–	$–	$–

Common stock issued to founders	4,148,000,000	4,148,000	(4,148,000)	–	–	–

Cash contributed by founders	–	–	420	–	–	420

Net loss for period	–	–	–	(96)	–	(96)

Comprehensive income	–	–	–	–	113	113

Balance, April 30, 2011	4,148,000,000	4,148,000	(4,147,580)	(96)	113	437

Cash contributed by founders	–	–	515	–	–	515

Stock-based compensation	–	–	62,826	–	–	62,826

Net loss for year	–	–	–	(62,981)	–	(62,981)

Comprehensive loss	–	–	–	–	(11)	(11)

Balance, April 30, 2012	4,148,000,000	4,148,000	(4,084,239)	(63,077)	102	786

Recapitalization of Company	265,240,003	265,240	(285,490)	–	–	(20,250)

Contributed capital	–	–	412,637	–	–	412,637

Net loss for the nine months ended January 31, 2013	–	–	–	(987,028)	–	(987,028)

Comprehensive loss	–	–	–	–	(7,600)	(7,600)

Balance, January 31, 2013 (Unaudited)	4,413,240,003	$4,413,240	$(3,957,092)	$(1,050,105)	$(7,498)	$(601,455)

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended January 31,	For the Nine Months Ended January 31,	For the Period from May 28, 2010 (Inception) to January 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(987,028)	$(30,866)	$(1,050,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	30,780	62,826
Contributed services	412,637		412,637
Changes in assets and liabilities:
GST tax receivable	(26,895)	–	(26,895)
Due from related party	(1,186)	81	(2,001)
Accounts payable	180,590	2	180,590
Accrued expenses	(64)	–	–

NET CASH USED IN OPERATING ACTIVITIES	(421,946)	(3)	(422,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	431,905	–	431,905
Proceeds from related party advances	527	–	527
Repayment of related party advances	(527)	–	(527)
Shareholder contribution	–	–	935
			.
NET CASH PROVIDED BY FINANCING ACTIVITIES	431,905	–	432,840

Effect of Exchange Rate Changes on Cash	(7,910)	–	(7,843)

Net Increase (Decrease) in Cash	2,049	(3)	2,049

Cash, Beginning of Period	–	11	–

Cash, End of Period	$2,049	$8	$2,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable in connection with recapitalization	$250	$–	$250
Increase in accrued expenses in connection with recapitalization	$20,000	$–	$20,000

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

The Share Exchange was accounted for as a reverse-merger and recapitalization since the stockholders of Grimsby obtained voting and management control of ARX Gold. Grimsby was the acquirer for financial reporting purposes and ARX Gold was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange Agreement are those of Grimsby and was recorded at the historical cost basis of Grimsby, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both Grimsby and ARX Gold and the Company’s consolidated operations from the closing date of the Share Exchange.

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

On April 12, 2012, the one founding stockholder of ARX Springs Pty. Ltd. (“ARX Springs”), formed on November 11, 2011, and the two founding stockholders of ARX Pacific Resources Pty Ltd. (“ARX Pacific”), formed on May 28, 2010, transferred 100% of their respective ownerships in such companies to ARX Pte.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 2 - Summary of significant accounting policies

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s filing of Form 8-K/A as filed with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements for ARX Gold Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $987,028 and $421,946, respectively, for the nine months ended January 31, 2013 and a working capital deficit, a stockholders’ deficit, and a deficit accumulated during development stage of $601,455, $601,455 and $1,050,105, respectively, at January 31, 2013 and has no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to commence operations.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

*	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

*	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from related parties, and other current assets, accounts payable, and accrued expenses and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2013 and April 30, 2012.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Mining property acquisition and exploration costs

The Company follows ASC 930 “Extraction Activities – Mining” in accounting for mining costs. Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be depleted, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the nine months ended January 31, 2013 and 2012, the Company did not incur any exploration costs.

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

Asset retirement obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at January 31, 2013.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended January 31, 2013 and 2012.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 2 - Summary of significant accounting policies (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the nine months ended January 31, 2013 and 2012, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2013 and April 30, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the ARX Companies is the Australian dollar and the functional currency of ARX Pte is the Singapore dollar. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The foreign currency translation adjustment included in comprehensive loss for the nine months ended January 31, 2013 and 2012 amounted to $7,600 and $16, respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 2 - Summary of significant accounting policies (continued)

Foreign currency translation (continued)

As of January 31, 2013 and April 30, 2012 and for the nine months ended January 31, 2013 and 2012, the exchange rates used to translate amounts in Australian dollars and Singapore dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	AUS $			SGD $
	January 31, 2013	January 31, 2012	April 30, 2012	January 31, 2013	January 31, 2012	April 30, 2012
Exchange rate on balance sheet dates
USD : AUS$: SGD$ exchange rate	1.0446	1.0582	1.0471	0.8096	-	0.8086

Average exchange rate for the period
USD : AUS$: SGD$ exchange rate	1.0309	1.0402	1.0436	0.8054	-	0.7931

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of January 31, 2013 and 2012 and April 30, 2012, the Company did not have any potentially dilutive common shares.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the nine months ended January 31, 2013 and 2012 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

During the term of the Stage Tribute Agreements, Riverstone shall take all action necessary to keep the ARX Project in good standing. Riverstone will be obliged to protect the land areas and the Mining License and Riverstone shall make any required payments to the Department of Mines and Resources or such other department of the government of Queensland Australia responsible for the administration of the Mineral Resource Act of 1989 (Queensland) in order to maintain its rights to explore and, if warranted, to develop its property. If Riverstone fails to meet these obligations, the Company may lose the right to explore for gold and other extracted products on the properties. In general terms the Arx Companies are entitled under their agreements to act on their own behalf to protect the land and site and the mining leases and to pay royalties to Queensland Mines Department if they decide to do so by potential threats or risks to the project or rights.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Due from related party

The Company received from and provided advances to BRI. These advances are unsecured and payable on demand. At January 31, 2013 and April 30, 2012, amounts due from BRI amounted to $2,050 and $850, respectively.

Due to related party

During the three months ended July 31, 2012, the Company received working capital advances of $527 from a former officer and shareholder. These advances were repaid during the nine months ended January 31, 2013. The advances were unsecured and payable on demand.

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

Development costs – related party

During the nine months ended January 31, 2013, the Company paid development fees of $268,950 to BRI for development services performed on the ARX Springs Project.

NOTE 5 - LOANS PAYABLE

During the nine months ended January 31, 2013, a shareholder advanced the Company $431,905 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand.

note 6 – STOCKHOLDERS’ EQUITY

Cash contributed by founders

For the year ended April 30, 2012 and for the period from May 28, 2010 (inception) to April 30, 2011, the original stockholders of ARX Pacific contributed capital to ARX Pacific of $515 and $420, respectively.

Stock-based compensation

On November 11, 2011, the Company issued 30,000 shares of ARX Spring’s common stock to ARX Springs original founders for services rendered. As there was no determinable fair value of founder’s shares, the Company valued these common shares at a nominal value of AUS$1.00 per common share. In connection with issuance of these common shares, for the nine months ended January 31, 2012, the Company recorded stock-based compensation of $30,780.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Stock-based compensation (continued)

On March 26, 2012, the Company issued 40,280 shares of ARX Pte common stock to ARX Pte original founders for services rendered. As there was no determinable fair value of founder’s shares, the Company valued these common shares at a nominal value of S$1.00 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $31,946.

On May 22, 2012, in connection with the share exchange agreement, the Company issued 4,148,000,000 shares of its common stock to the Grimsby shareholders (See Note 1).

Other contributed capital

In connection with consulting services performed for the Company by a third party in the amount of $44,704, BRI agreed to pay for these services on behalf of the Company, Accordingly, for the nine months ended January 31, 2013, the Company recorded professional fees of $44,704 and contributed capital of $44,704.

In connection with consulting and other services performed for the Company by various third parties, a shareholder of the Company agreed to pay for these services on behalf of the Company by issuing their shares of the Company to the various third parties, The Company valued these services by multiplying the numbers of shares transferred to the third parties by the fair value of the Company’s common share based on the quoted trading price of the common stock on the grant date which is the measurement date. Accordingly, for the nine months ended January 31, 2013, the Company recorded professional fees of $367,933 and contributed capital of $367,933.

NOTE 7 - CONCENTRATIONS

Reliance on contractual agreement

The Company’s business is dependent on agreements with an unrelated party (see Note 3) and a related party (see Note 4).

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At January 31, 2013 and April 30, 2012, all of the Company’s cash is maintained with banks in Australia and Singapore. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration in a geographic area

The Company will operate in the mining industry and the operations will be concentrated in Australia (See Note 3).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 18, 2012, the Company entered into a Placement Agent Agreement with Khandwala Securities Limited (“KSL”) (the “Placement Agent”), whereby KSL was to act as exclusive Placement Agent, perform due diligence, and conduct other business development activities for a period of six months. In accordance with the Placement Agent Agreement, the Company shall pay KSL 5% of funds raised up to $50 million. Additionally, the Company agreed to pay Placement Agent $250,000 with $100,000 due upon signing of the Placement Agreement, $100,000 on completion of due diligence and submission of an information memorandum and $50,000 upon the Company’s sign–off of a placement memorandum and information statement. To date, KSL had not submitted any information statement or placement memorandum. Accordingly, the Company believes that only $100,000 may be due pursuant to the Placement Agent Agreement. The $100,000 was earned and accrued by the Company as of October 31, 2012. Under the terms of its agreement with KSL, the Company paid $41,000 in December 2012 and paid $25,000 on February 26, 2013.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Pursuant to an agreement dated June 18, 2012 between Grimsby and Salam International Ltd (“Salam”), (collectively referred to as “the “Parties”) entered into a conditional Gold Forward Sales Contract (the “Gold Contract”) which is subject to a condition of completion of due diligence by the buyer (Salam). Under the Gold Contract, the buyer proposed buying gold bullion for US $105 million. The Gold Contract required first gold delivery by the Company to commence 270 days after the effective date. In January 2013, the Parties had agreed to extend both the time of completion of due diligence until February 28, 2013 and the effective date specified in the agreement to February 28, 2013 with the consequence that subject to due diligence, the time for first delivery of gold by the Company is extended to 270 days after March 1, 2013. On March 6, 2013, the Parties agreed to a further variation agreement with the effect that the contract for the purchase of $105 million of gold bullion is proceeding, the purchaser completed its due diligence satisfactorily, the buyer has represented that the contract deposit of $5 million is to be paid on or after March 15. 2013, the time for the delivery of gold by the Company is extended to 270 days after March 15, 2013, and the term of the letter of credit for the total delivery has been extended to 48 months after February 28, 2013. There is no obligation on the Company nor is there any potential penalty on the Company for any failure to deliver gold until payment by the buyer to the Company of the $5 million cash deposit. As of the date of this report, the $5 million deposit had not been received.

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

By agreement dated October 31, 2012 and by addendum agreement dated November 21, 2012 between the Company, Ascot Mining Ltd and Veritas Gold CR SA the parties agreed to terms of purchase by the Company from Ascot of 50% of the issued shares of Veritas. The terms of the purchase by the Company require delivery of 200 million common shares to Ascot and a $2,500,000 loan (the “Completion Advance”) from the Company to Veritas as working capital and expansion capital for Chassoul Mine, Costa Rica. The Company has the right in its absolute discretion to arrange that the Completion Advance may be delivered by Musketeer Holdings Corp (a shareholder in the company) in substitution for the Company subject to the primary obligation remaining with the Company. The parties had agreed to extend the earlier completion date to an extended completion date for the purchase to on or before February 20, 2013. Since February 20, 2013, the parties have been in discussions about further extending the completion date however those discussions, while ongoing, are not finalized. The Company cannot provide any assurances that the negotiations will be successful and the negotiation will be finalized. No party to the agreement is subject to any penalty by reason the purchase has not yet completed.

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

The Share Exchange was accounted for as a reverse-merger and recapitalization since the stockholders of Grimsby obtained voting and management control of ARX Gold. Grimsby was the acquirer for financial reporting purposes and ARX Gold was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange Agreement will be those of Grimsby and was recorded at the historical cost basis of Grimsby, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both Grimsby and ARX Gold and the Company’s consolidated operations from the closing date of the Share Exchange.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the nine months ended January 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Foreign currency translation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the ARX Companies is the Australian dollar and the functional currency of ARX Pte is the Singapore dollar. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

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

Results of Operations

For the Three and Nine Months Ended January 31, 2013 and 2012

Revenues

Since inception, we had $0 in revenue.

Operating Expenses

For the three and nine months ended January 31, 2013 and 2012, operating expenses consisted of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Compensation	$–	$30,780	$–	$30,780
Professional fees	466,522	–	710,534	–
Development costs – related party	74,104	–	268,950	–
Other selling, general and administrative	4,501	23	7,544	86
	$545,127	$30,803	$987,028	$30,866

*

On November 11, 2011, we issued 30,000 shares of ARX Spring’s common stock to ARX Springs original founders for services rendered. As there was no determinable fair value of founder’s shares, the Company valued these common shares at a nominal value of AUS$1.00 per common share. In connection with issuance of these common shares, for the nine months ended January 31, 2012, we recorded stock-based compensation of $30,780.

22

*

For the three and nine months ended January 31, 2013, professional fees were $710,534 and $466,522, respectively.  During the nine months ended January 31, 2013, we incurred business development and consulting fees of $44,704 related to the preparation of an exploration report on the ARX Springs Project and we incurred $100,000 ($0 and $100,000 during the three and nine month ended January 31, 2013), respectively, in connection with due diligence and capital raising activities, investor relations fees of $57,450, transfer agent and filing fees of $12,704, and accounting and legal fees of $126,938. Additionally, we incurred consulting and other professional fees of $367,933 related to a shareholder’s transfer of their common shares held in our Company to pay for services performed for the Company. We did not incur professional fees during the nine months ended January 31, 2012. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, and other rules implemented by the Securities and Exchange Commission.

*

During the three and nine months ended January 31, 2013, we paid development fees of $98,589 and $268,950 to BRI Microfine, a related party, for development services performed on the ARX Springs Project. We expect to continue incurred such expenses in future periods.

*	For the three and nine months ended January 31, 2013, general and administrative expenses, which included bank service charges and other office related expenses, increased by $4,478 and $7,458 as compared to the three and nine months ended January 31, 2012, respectively. We expect general and administrative expenses to increase as we increase our operations.

Net Loss

As a result of the factors described above, our net loss for the nine months ended January 31, 2013 and 2012 was $987,028 and $30,866, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively. Our net loss for the three months ended January 31, 2013 and 2012 was $545,127 and $30,803, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for compensation, and professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An substantial increase in working capital requirements to finance our mining operations,
•	Addition of administrative and professional personnel as the business grows,
•	The cost of being a public company, and
•	Capital expenditures on excavation, mining and other equipment
•	Payment of royalties upon commencement of production.

At January 31, 2013, we had a cash balance of $2,049. Since inception we have funded our operations as follows:

●	During the nine months ended January 31, 2013, we borrowed funds from a shareholder amounting to $431,905 to fund our operating expenses, pay our obligations, and for working capital purposes.

We currently have no material commitments for capital expenditures, however, in order to commence operations, we must raise funds through equity or debt financing. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from a shareholder and related parties, we presently have no other alternative source of working capital. We will use these funds to fund our operating expenses, pay our obligations, grow our company, and to begin or exploration and mining operation on the ARX Springs Project. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in fiscal 2013.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the nine months ended January 31, 2013 and 2012, net cash flows used in operating activities amounted to $421,946 and $3, respectively. We expect cash used in operations to increase in future periods as we implement our business plan.

Financing activities

For the nine months ended January 31, 2013 and 2012, net cash flows provided by financing activities was $431,905 and $0, respectively. During the nine months ended January 31, 2013, we received net proceeds from advances from a shareholder of $431,905.

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

The following tables summarize our contractual obligations as of January 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Royalties payable – related parties	$7,500,000	$–	$–	$–	$7,500,000
Loans payable	431,905	431,905	–	–	–
Total contractual obligations	$7,931,905	$431,905	$–	$–	$7,500,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.     Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31. 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARX GOLD CORPORATION

Date: March 25, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Financial Officer and Principal Accounting Officer

