Form 10-Q/A
period 2013-01-31
ARX Gold Corp
filed 2013-03-25
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Explanatory paragraph

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the quarter ended January 31, 2013, filed with the Securities and Exchange Commission on March 25, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

