Form 10-K
period 2013-04-30
ARX Gold Corp
filed 2013-09-04
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. – 333-152002

ARX GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	30-0459858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 13- 40 Creek St
Brisbane QLD Australia 4000

(Address of principal executive office)

(888) 408-9402

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $39,536,240 on October 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 28, 2013, the Company had 4,522,740,003 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). Not Applicable.

ARX GOLD CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (the “Annual Report”) includes "forward-looking statements." These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical facts included in this Annual Report, regarding ARX Gold Corporation's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors describe in this annual report on Form 10-K, including:

•	Risks related to our mining properties, including our ability to advance gold exploration, our ability to discover any deposits of gold of other minerals which can be mined at a profit, maintaining our unpatented mining claims and millsites, our ability to obtain and maintain any necessary permits, consents, or authorizations needed to continue exploration, and our ability to raise the necessary capital to finance exploration and potential expansion;
•	Our ability to acquire additional mineral targets;
•	Our ability to obtain additional external funding, sell or lease the rights to mine, or find a joint venture partner to advance our exploration programs;
•	Our ability to achieve any meaningful revenue;
•	Our ability to engage or retain geologists, engineers, consultants and other key management and mining personnel necessary to successfully operate and grow our business;
•	The volatility of the market price of our common stock or our intention not to pay any cash dividends in the foreseeable future;
•	Changes in any federal, state or local laws and regulations or possible challenges by third parties or contests by the federal government that increase costs of operation or limit our ability to explore on certain portions of our property;
•	Economic and political events affecting the market prices for gold and other minerals which may be found on our exploration properties; and
•	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

References in this Annual Report to “we”, “us,” “our,” “Registrant,” Issuer”, “the Company,” and “ARX Gold Corporation.” mean ARX Gold Corporation, a Nevada corporation, unless the context otherwise requires.

PART I

Item 1.	Business.

Overview

We are a gold exploration company pursuing exploration and development opportunities primarily in Australia. We have tested explored and intend to explore, mine and extract gold and other extracted products on the ARX Springs Project properties located in the Wide Bay Burnett Region in central Queensland, Australia. None of our properties contain proven and probable reserves, the ore and resource is alluvial by nature and all of our activities on all of our properties are exploratory in nature.

Our principal offices are located in Level 13- 40 Creek St. Brisbane QLD Australia 4000. Our telephone number is (888) 408-9402.

We operate our business directly and also through our wholly-owned Australian subsidiaries, ARX Springs Pty. Ltd. (“ARX Springs”) which was formed on November 11, 2011, and ARX Pacific Resources Pty Ltd. (“ARX Pacific”) which was formed on May 28, 2010. Pursuant to certain mining rights agreements, ARX Pacific and ARX Springs, (together referred to as the “ARX Companies”) have the rights to mine and extract gold and other materials from certain properties in Australia as more fully described below..

We are currently focused on mineral exploration and development activities in the Wide Bay Burnett Region in central Queensland, Australia. Our strategy is to advance this project to the production stage as aggressively as prudent financing will allow and to expand on the sampling and test work completed to date and to further determine the presence and recovery of gold, silver and other precious mineral reserves. If we are successful in doing so, we believe we can attract the attention of existing mining companies or new mining companies to either enter into development agreements with us or to acquire the projects from us outright. The Management team comprises of a focused group with experience in both the mining and business development sectors.

As a result our focus on gold exploration and because we have no revenues, we are considered a development stage. Activities during the development stage include implementation of our business plan, reorganization activities and fund raising. We plan on raising capital to implement our business plan and to begin development activities at ARX Springs Project.

Mining Properties

On March 6, 2012 and as amended on March 31, 2012, our subsidiaries, the ARX Companies entered into Stage Tribute Agreements (the “Stage Tribute Agreements”) with Riverstone Resources Pty Ltd. (“Riverstone”). The Stage Tribute Agreements were made pursuant to the terms of an agreement dated February 27, 2012 between Riverstone and BRI Microfine Pty Ltd., a related party (the “Riverstone Master Agreement”). The Riverstone Master Agreement was concluded with a view to realizing the commercial potential of gold mining from the alluvial ore body of the project resource indicated by exploration, sampling and test work and preliminary feasibility analysis conducted by BRI over the preceding four years. The Stage Tribute Agreements grant the exclusive right to the ARX Companies to explore, mine and extract gold and other extracted products on the ARX Springs Project properties located in the Wide Bay Burnett Region in central Queensland, Australia. The ARX Springs Project overall covers approximately 16 km² of surface area and the mining project is part of a larger area for which Riverstone owns and operates an extractive industries business. Under the Riverstone Master Agreement terms and exercising the exclusive right of the ARX companies to explore, mine and extract gold on the project, BRI Microfine Pty Ltd has paid $60,000 to Riverstone from the development expenses it has received from us, for fees costs and expenses with the Queensland Department of Mines and for the development of the ArxSprings project.

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

During the term of the Stage Tribute Agreements, Riverstone solely or jointly with one or both of the ARX Companies (and either of the ARX Companies solely or jointly with Riverstone) may apply for extensions and additional mining licenses from the Queensland Mines and Resources Department. Application for an additional mining license has been lodged in mid-2012. During all terms of the mining license and any additional mining licenses, the holders of all ARX Springs mining license and additional mining licenses shall be obliged to comply with the regulations applicable and to meet the obligations imposed by the Mineral Resource Act of 1989 (Queensland). If the mining license or additional mining licenses, at any time are cancelled, the ARX Companies may lose the right to mine and process at the ARX Springs Project. Riverstone may terminate the Stage Tribute Agreements on prior notice to the ARX Companies if ARX Companies are in breach of the agreements but termination cannot be affected without the ARX Companies being first permitted to remedy any alleged breach and any disputes between Riverstone and the ARX Companies will be subject to mediation and if mediation is unsuccessful will be submitted to arbitration. Riverstone may terminate the Stage Tribute Agreements by giving three months’ notice by March 5, 2037, with provision to extend dates if required, or after the resources have been fully mined and processed, whichever occurs first. The initial ten hectare surface area of the ARX Springs Project must be mined and processed by March 5, 2025.

The ARX Companies are obliged to take out business liability and employee insurances which shall be effected when mining processing commences.

As of April 30, 2013, mining processing has not commenced. Prior to undertaking any ground disturbing work on the ARX Springs Project, the ARX Companies must, in the ordinary course of the mining business obtain the approval of the Queensland Department of Mines on a proposed work plan. The agreements with Riverstone require consultation with Riverstone on the form of any proposed work plan to ensure it is not likely to interfere with the activities of Riverstone. The ARX companies solely or jointly with Riverstone may proceed to obtain all necessary regulatory approvals for any proposed work plan according to standard industry mining practice in the State of Queensland as governed by the Mineral Resource Act 1989. As of April 30, 2013, the ARX Companies and Riverstone are developing work plans in anticipation of a future submission to the Queensland Department of Mines.

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

The ARX Springs project is located about 25 km east of Eidsvold in the Wide Bay Burnett Region of Queensland. The project site is situated at Coonambula on Cheltenham Road, (nearest town is Eidsvold) within a quarry and extractive industries operation.

5

Following are satellite images of the ARX Springs gold project sites

A3
Mundowran
Boynewood
75
INSET NOT TO SCALE

Project: ARX SPRINGS PROJECT

Client: ARX SPRINGS PTE. LTD.

TITLE: **ARX SPRINGS PROJECT**

Scale: 0 250 500 meters

N

Drawing Number: 106_001

Revision

Date

Drawn

GEO S

History of the Area

Gold has historically been found, worked and extracted from the alluvial resource material in the project and from alluvial material in vicinity of the project. The mineral interest in this area dates back to the 1880s. The early geological reports identified a tertiary glacial till that extends extensively in and over the area of the project site. It is within this glacial till that the majority of the alluvial deposits occur and the surveys have indicated the presence of gold.

Gold was discovered in the area in 1888. Production from the nearby St John's Creek field between 1888 and 1937 yielded 313 kg from 15,669 t of ore. Peak production was achieved in 1890 when 98.35 kg of gold was obtained from 7574 t of ore. There has been no activity since 1937 reported. The first gold production recorded from the Hungry Hill Creek McKonkeys Creek area was in 1889. The field was worked intermittently until 1901, the total recorded production of 23.32 kg of gold from 938 t of ore. No records of production from alluvial workings have been found.

A number of shafts were dug which yielded widely varying results. The water accumulating at the bottom of shafts generally defeated the mining. The shafts are identified by various names, MacPherson's shaft, PC shaft, Harvey's shaft, Capers claim and Gully shaft. Subsequent reports indicated that these older workings were not at the deepest part of the lead. Reports indicated in most places there are two channels at the bottom of the lead both containing gold. Gold was detected at most points close to the bottom of the lead and stream and surface examination confirmed the presence of gold. The water table exists between 20 feet and 40 feet from the surface. Old sampling of dumps around old shafts show gold that was at least 10 divt per tonne. Sampling of undisturbed shallow ground also showed similar grades. Early miners would not have worked the large numbers of shafts at the depth they did unless they were getting something like 1 ounce to the tonne.

Technology Sub-license Agreement

On November 24, 2011, our subsidiary, ARX Springs, entered into a Technology Sub-license Agreements (the “Technology Agreement”) with BRI Microfine Pty Ltd. (“BRI”), a company incorporated in Australia and owned by the Company’s CEO and by a principal stockholder/founder and consultant of the Company. Pursuant to the Technology Agreement, BRI granted to ARX Springs an exclusive non-assignable, non-transferrable sub license to use the BRI’s technology with the ARX Spring Project for the term of the project. BRI’s technology is a chemical leaching process which has been shown to concentrate gold, particularly in a microfine (finer than 5 microns) state, from concentrates, ores, tailings, solutions and other friable or pulverized materials. As consideration of the Sub-license agreement, we shall pay a royalty to BRI calculated as a percentage of the gross value of extracted product on a sliding scale based on tonnes processed ranging from 15% down to 10%. BRI in its discretion may at any time allow a rebate to ARX Springs of any royalty payable. Through April 30, 2013, BRI has received from us development expenses for the ArxSprings project and for management and preparatory expenses toward the establishment of resource stockpile, infrastructure planning and funding for construction of material processing plants and the necessary action to keep the ArxSprings project in good standing, according to the Stage Treatment Agreements, Riverstone Master Agreement and the Queensland Mines and Resources Department.

The technology sublicense was granted by BRI following exploration sampling and test work conducted by BRI on the alluvial resource material in the ArxSprings project. BRI has conducted exploration work and sampling and test work since early 2009. The results of BRI’s sampling and test work supported the application in 2009 for extension of the existing mining license.

BRI, at our cost and in accordance with our requirements, will construct at the ARX Springs Project site alluvial material processing production plants. Additionally, BRI will arrange for the application of software systems for operations and metallurgical reporting and information systems to be installed in all alluvial material processing production plants for the ARX Spring project. We shall pay BRI invoices for the provision of software systems and metallurgical reporting and information systems and construction of alluvial material processing production plants.

Royalty commitment

In August 2012, in connection with an amendment to the Share Exchange dated May 22, 2012, we entered into a royalty agreement (the “Royalty Agreement”) with two original founding stockholders of Grimsby (one of which is an officer and director of the Company and the other who is a principal stockholder of the Company and consultant to the Company), who received shares in the Share Exchange. Pursuant to the Royalty Agreement, we agreed, at the discretion of the Company’s board of directors, to pay these parties up to $7,500,000 in royalties from gross profits derived from the sales of all minerals and other products recovered from the ARX Spring Project.

Other

We may also:

●	Acquire a working interest in one or more prospects from others and participate with the other working interest owners in mining, or
●	Purchase producing mining properties.

Our activities will primarily be dependent upon available equity and debt financing for our exploration activities.

Organization

ARX Gold Corporation, formerly Daulton Capital Corp., (“ARX Gold”) was incorporated under the laws of the State of Nevada on July 8, 2008. On May 22, 2012, ARX Gold, Grimsby Investments Limited (“Grimsby”), a company incorporated under the law of the British Virgin Islands on March 8, 2012, and the stockholders of Grimsby (“Grimsby Shareholders”) entered into a Share Exchange. Upon closing of the transaction contemplated under the Share Exchange, as amended, on May 22, 2012 (the “Closing Date”), the Grimsby Shareholders (4 entities) transferred all of the issued and outstanding capital stock of Grimsby to ARX Gold in exchange for an aggregate of 4.148 billon shares of the common stock of ARX Gold and a commitment to pay royalties of $7,500,000 to two original founding stockholders of Grimsby, as amended retroactively in August 2012 for an original $150 million debt to the four original founding stockholders of Grimsby. Such exchange caused Grimsby to become a wholly-owned subsidiary of ARX Gold.  ARX Gold and Grimsby with its subsidiaries are collectively referred to as “the Company”.

The Share Exchange was accounted for as a reverse-merger and recapitalization since the stockholders of Grimsby obtained voting and management control of ARX Gold. Grimsby was the acquirer for financial reporting purposes and ARX Gold was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Grimsby and was recorded at the historical cost basis of Grimsby, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both Grimsby and ARX Gold and the Company’s consolidated operations from the closing date of the Share Exchange. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalizations.

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

On April 12, 2012, the one founding stockholder of ARX Springs Pty. Ltd. (“ARX Springs”) which was formed on November 11, 2011, and the two founding stockholders of ARX Pacific Resources Pty Ltd. (“ARX Pacific”) which was formed on May 28, 2010, transferred 100% of their respective ownerships in such companies to ARX Pte.

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

As a result of the Company's focus on gold exploration and because the Company has no revenues, the Company is considered a development stage company as defined in ASC 915 “Development Stage Entities”. Activities during the development stage include implementation of the Company’s business plan, reorganization activities and fund raising. The Company plans on raising capital to implement its business plan and to begin development activities.

Details of the Company’s subsidiaries are as follows:

Name	Domicile and date of incorporation	Registered capital	Effective ownership	Principal activities
Grimsby Investments, Ltd.	British Virgin Islands March 8, 2012	U.S dollars $100	100%	Holding company

ARX Springs Pte.	Republic of Singapore March 26, 2012	Singapore dollars (“S$”) 100,000	100%	Holding company

ARX Springs Pty. Ltd.	Australia November 11, 2011	Australian dollars (“AUS$”) 30,000	100%	Pursuant to various agreements, ARX Springs has the right to explore, mine and extract gold and other minerals from certain properties.

ARX Pacific Resources Pty. Ltd.	Australia May 28, 2010	AUS$ 1,000	100%	Pursuant to various agreements, ARX Pacific has the right to explore, mine and extract gold and other minerals from certain properties.

Employees

We currently have one full-time employee, our CEO, and one consultant/shareholder. We believe that our relations with our employee is good. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage geologists, engineers and other consultants as necessary.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile.  In 2012, the London Fix AM high and low gold fixes were $1,790.00 and $1,537.50 per troy ounce, respectively.  Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies; and
•	political and economic conditions of major gold or other mineral-producing countries.

Competition and Marketing of Mining Interests

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral-based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties.  Many of the competitors of the Company have substantially greater financial resources, staff and facilities than the Company. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects.  Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition.  No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

Government Regulation of Mining Interests

Our exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment including established requirements for reclamation of mineral exploration properties after exploration operations have ceased protection of endangered and protected species, mine safety, toxic substances and other matters.  Mining exploration is also subject to risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities.  Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Our exploration activities are subject to certain regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, the Company may be subject to regulation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or domestic, are frequently changed and we are unable to predict the ultimate cost of compliance. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

General

The Company has never been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings. Since the Company is engaged in the mining business, the Company does not allocate funds to product research and development in the conventional sense. The Company does not have any patents, trademarks, or labor contracts. The Company does not have any franchises or concessions. The business of the Company is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of federal government.

Item 1A.	Risk Factors.

You should consider each of the following risk factors and any other information set forth herein and in the Company's reports filed with the SEC, including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact the Company's operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occur, our business and financial results or prospects could be harmed. In that case, the value of the common stock could decline.

RISKS RELATING TO OUR BUSINESS

WE HAVE NO PROVEN OR PROBABLE RESERVES ON OUR PROPERTIES AND WE DO NOT KNOW IF OUR PROPERTIES CONTAIN ANY GOLD OR OTHER MINERALS THAT CAN BE MINED AT A PROFIT.

The properties on which we have the right to explore for gold and other minerals contain ore and resource which is alluvial by nature and are not known to have proven or probable reserves or deposits of gold or other minerals that are currently being mined. Whether a gold or other mineral deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of the gold or other minerals which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. We are also obligated to pay production royalties on certain of our mining activities, including a net smelter royalties on production from our ARX Springs projects, which would increase our costs of production and make our ability to operate profitably more difficult.

EXPLORING FOR GOLD AND OTHER MINERALS IS INHERENTLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE.

Mineral exploration (currently our only business), and gold exploration in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other minerals that can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological conditions, fires, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

THE MINING INDUSTRY IS CAPITAL INTENSIVE AND WE MAY BE UNABLE TO RAISE NECESSARY FUNDING.

During fiscal 2013, we spent approximately $326,000 for the ArxSprings project and for management and preparatory expenses toward the establishment of resource stockpile, infrastructure planning and funding for construction of material processing plants and the necessary action to keep the ArxSprings project in good standing. We will need to obtain additional funding to fund operations and exploration. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common stock. Such securities may also be issued at a discount to the market price of our common stock, resulting in possible further dilution to the book value per share of common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We recently began operations, have no revenues and we have no income-producing activities from mining or exploration. We will require additional financing to sustain our business operations and we may not be successful in generating significant revenues in the future. We currently do not have any arrangements for additional financing and may not be able to obtain financing when required.

BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR CONTINUING GROWTH, THE COMPANY’S AUDITORS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

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

BECAUSE THE COMPANY HAS ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, THE COMPANY FACES A HIGH RISK OF BUSINESS FAILURE.

The mineral exploration and early stage development of the Company constitutes a new business venture. As a result, the Company has limited financial information on which you can evaluate the Company’s performance.  The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk the Company will not achieve its business objectives.  The Company has just begun the initial stages of its business plan, i.e. exploration.  As a result, the Company has no way to evaluate the likelihood of its ability to operate the business successfully. The Company has earned no revenues as of the date of this report, and thus faces a high risk of business failure.

THE VALUE OF OUR PROPERTY IS SUBJECT TO VOLATILITY IN THE PRICE OF GOLD AND ANY OTHER DEPOSITS WE MAY SEEK OR LOCATE.

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals’ prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

•	fluctuation in the supply of, demand and market price for gold;
•	mining activities of our competitors;
•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation;
•	fluctuation in the value of the United States dollar and other currencies;
•	global and regional supply and demand, including investment, industrial and jewelry demand; and
•	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable.

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

The Company will depend on the diligence, skill and network of business contacts of the members of our management team. Our future success will depend to a significant extent on the continued service and coordination of the senior management team. The departure of our CEO, Mr. Brian Smith and consultants to the Company could have a material adverse effect on our ability to achieve our business objectives.

OUR MANAGEMENT TEAM HAS LIMITED TECHNICAL TRAINING AND EXPERIENCE.

Our management team has limited technical training and experience with exploring for, starting, and/or operating a mine. Our management team will rely upon contractors and subcontractors and experts, which have to be engaged at a cost to the Company, to be fully aware of many of the specific requirements related to working within this industry. Therefore, management decisions and choices will require assistance and advice to take into account standard engineering or managerial approaches mineral exploration companies commonly used. Thus, the Company’s operations, earnings, and ultimate financial success could suffer due to management’s limited experience in this industry.

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

OUR EXPLORATION ACTIVITIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR BUSINESS PLAN.

The Company's long-term success depends on our ability to establish commercially recoverable quantities of ore that can be developed into commercially viable mining operations; however the Company is only in the development and exploration state. Mineral exploration and early stage development is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor.

The success of mineral exploration and early stage development is determined in part by the following factors:

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

RISKS RELATING TO OUR ORGANIZATION AND COMMON STOCK

WE ARE SUBJECT TO THE INFORMATION AND REPORTING REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”), AND OTHER FEDERAL SECURITIES LAWS, INCLUDING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 (THE “SARBANES-OXLEY ACT”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is materially deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, management identified material deficiencies related to (i) our internal audit functions, (ii) a lack of segregation of duties within accounting functions, and (iii) a lack of employees with SEC reporting and U.SA capital market experience. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	results of our operations and exploration efforts;
•	fluctuation in the supply of, demand and market price for gold;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	sales of our common stock and decline in demand for our common stock;
•	regulatory developments;
•	economic and other external factors;
•	investor perception of our industry or our prospects; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

BECAUSE WE BECAME PUBLIC BY A REVERSE MERGER, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on our behalf.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

THERE IS CURRENTLY A VERY LIMITED TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board or the OTCQB; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on the NYSE MKT or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or OTCQB or suspended from the OTC Bulletin Board or OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

OUR COMMON STOCK IS DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

OUR ARTICLES OF INCORPORATION ALLOW FOR OUR BOARD TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our offices are located at 40 Creek Street in Brisbane, Queensland. The Company believes this office space if sufficient to meet its immediate needs.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the high and low sale prices of the Company’s common stock during the periods presented as quoted on the OTCBB under the trading symbol of DUCP.  The following table sets forth the high and low bid prices for the periods indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
July 31, 2012	$0.1500	$0.1300
October 31, 2012	$0.0895	$0.06
January 31, 2013	$0.0370	$0.0330
April 30, 2013	$0.0110	$0.0100

Holders

As of April 30, 2013 there were approximately 104 holders of the Company’s common stock.

The market price of the Company's common stock is subject to significant fluctuations in response to, and may be adversely affected by (i) variations in quarterly operating results, (ii) developments in the mining industry generally and more particularly within the geographically and geological areas that the Company owns and/or operates properties, and (iii) general stock market conditions.

Dividends

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

None

Preferred Shares

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

Recent Sales of Unregistered Securities

On May 22, 2012, in connection with the share exchange agreement and recapitalization, we issued 4,148,000,000 shares of our common stock to the Grimsby shareholders.

On May 5, 2013 and June 27, 2013, we sold an aggregate of 18,000,000 of its common stock to an investor for proceeds of AUD$70.000 (approximately $70,123). The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 9, 2013, we issued 50,000,000 shares to a shareholder in connection with the settlement of $50,000 in debt. We valued the 50,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0085 per share or $425,000. Accordingly, we reduced loan payable by $50,000 and recorded a loss on the settlement of debt of $375,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 11 and May 22, 2013, we sold an aggregate of 500,000 of our common stock to two individuals (250,000 common shares each) for proceeds of AUD$4.000 (approximately $3,968). The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 1, 2013, we entered to two consulting agreements for an aggregate of 8,000,000 shares (5,000,000 and 3,000,000 shares, respectively) for business development services for a one month term. The common shares were valued at fair value using the quoted trading price on the date of grant of $0.005 per common share and we recorded stock-based consulting expense of $40,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 23, 2013, we sold 10,000,000 of its common stock to an investor for proceeds of AUD$50.000 (approximately $46,110). The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 26, 2013, we issued 3,000,000 common shares to a debt holder in connection with the settlement of $25,000 in debt. We valued the 3,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0034 per share or $10,200. Accordingly, we reduced loan payable by $25,000 and recorded a gain on the settlement of debt of $14,800. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 26, 2013, we sold 20,000,000 of its common stock to an investor for proceeds of AUD$100.000 (approximately $91,739). The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended April 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

For the Years Ended April 30, 2013 and 2012

Revenues

Since inception, we had $0 in revenue.

Operating Expenses

For the years ended April 30, 2013 and 2012, operating expenses consisted of the following:

	Years Ended April 30,
	2013	2012
Compensation	$46,798	$62,826
Professional fees	768,119	–
Development costs – related party	325,867	–
Other selling, general and administrative	7,687	155
	$1,148,471	$62,981

*	During fiscal 2013, compensation expense amounted to $46,798 and included $25,798 in director’s fees and $21,000 in compensation expense for services rendered by our CEO. Beginning in February 2013, we agreed to pay our CEO $7,000 per month for services rendered. In fiscal 2012 compensation expense amounted to $62,826 and consisted of stock-based compensation as follows: On November 11, 2011, we issued 30,000 shares of ARX Spring’s common stock to ARX Springs original founders for services rendered. As there was no determinable fair value of founder’s shares, we valued these common shares at a nominal value of AUD$1.00 per common share. In connection with issuance of these common shares, for the year ended April 30, 2012, we recorded stock-based compensation of $30,780. Additionally, on March 26, 2012, we issued 40,280 shares of ARX Pte common stock to ARX Pte original founders for services rendered. As there was no determinable fair value of founder’s shares, we valued these common shares at a nominal value of AUD$1.00 per common share. In connection with issuance of these common shares, for the year ended April 30, 2012, we recorded stock-based compensation of $31,946.

*	For the year ended April 30, 2013, professional fees were $768,119. During the year ended April 30, 2013, we incurred business development and consulting fees of $44,704 related to the preparation of an exploration report on the ARX Springs Project and we incurred $100,000 in connection with due diligence and capital raising activities, investor relations fees of $57,450, transfer agent and filing fees of $16,156, consulting fees of $21,000 to a consultant/shareholder, accounting and legal fees of $156,453, and other miscellaneous fees of $4,423. Additionally, we incurred consulting and other professional fees of $367,933 related to a shareholder’s transfer of their common shares held in our company to pay for services performed for us. We did not incur professional fees during the year ended April 30, 2012. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, and other rules implemented by the Securities and Exchange Commission.

*	During the year ended April 30, 2013, we incurred and paid development fees of $325,867 to BRI Microfine, a related party, for development services performed on the ARX Springs Project. We expect to continue incur such expenses in the near future.

*	For the year ended April 30, 2013, other selling, general and administrative expenses, which included bank service charges and other office related expenses, increased by $7,532 as compared to the year ended April 30, 2012. We expect other selling, general and administrative expenses to increase as we increase our operations.

Net Loss

As a result of the factors described above, our net loss for the years ended April 30, 2013 and 2012 was $1,148,471 and $62,981, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively.

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

At April 30, 2013, we had a cash balance of $6,402 and for the year ended April 30, 2013, we used $501,943 in cash for operations. Since inception we have funded our operations primarily from the following sources:

(1)	During the year ended April 30, 2013, a shareholder advanced the Company $490,152 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $50,000 of this note was converted in 50,000,000 shares of the Company’s common stock.

(2)	In April 2013, a third party advanced the Company $25,810 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $25,810 of this note was converted into 3,000,000 shares of the Company’s common stock.

We currently have no material commitments for capital expenditures, however, in order to commence operations, we must raise funds through equity or debt financing. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from a shareholder and related parties, we presently have no other alternative source of working capital. We will use these funds to fund our operating expenses, pay our obligations, grow our company, and to begin or exploration and mining operation on the ARX Springs Project. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in fiscal 2014. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended April 30, 2013.

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

Operating activities

For the years ended April 30, 2013 and 2012, net cash flows used in operating activities amounted to $501,943 and $531, respectively. We expect cash used in operations to increase in future periods as we implement our business plan. Net cash flow used in operating activities for the year ended April 30, 2013 primarily reflected net loss of $1,148,471 adjusted for non-cash item of contributed services of $412,637 and changes in operating assets and liabilities primarily consisting of an increase of account payable of $105,719, an increase in accounts payable – related party officer of $60,000 and an increase in accrued expenses of $67,733. Net cash flow used in operating activities for the year ended April 30, 2012 mainly reflected net loss of $62,981 adjusted for non-cash item of stock-based compensation of $62,826 and change in operating assets and liabilities primarily consisting of an increase in due from related party of $440.

Financing activities

For the years ended April 30, 2013 and 2012, net cash flows provided by financing activities was $515,979 and $515, respectively. During the year ended April 30, 2013, we received proceeds from loans of $515,950 and proceeds from related party advances of $556 and we made repayment for related party advances of $527. During the year ended April 30, 2012, we received proceed from shareholder contribution of $515.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of April 30, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Royalties commitment – related parties	$7,500,000	$–	$–	$–	$7,500,000
Loans payable	515,962	515,962	–	–	–
Total contractual obligations	$8,015,962	$515,962	$–	$–	$7,500,000

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

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30. 2013.

Based on such evaluation, the Company’s Principal Executive Officer have concluded that as of April 30, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our Chief Executive Officer, we assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) in Internal Control—Integrated Framework . Based on our assessment, management identified material deficiencies related to: (i) our internal audit functions, (ii) a lack of segregation of duties within accounting functions, and (ii) lack of internal accounting staff or procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Below is a list of the Company’s officers and directors as of April 30, 2013. The directors will generally be elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by its board of directors and serve at its discretion.

Name	Age	Position
Brian Smith	56	Director, Chief Executive Officer,
Tom Verdon	49	Director

Background of Executive Officers and Directors

Brian James Smith, age 56 is the Managing Director of BRI Microfine Pty Ltd., a gold recovery technology company since 2008. He has a strong history within the precious mining industry through Microfine Pty Ltd, particularly in Australia. His expertise is focused on development implementation, funding, improvement and expansion of the mining technology.

Mr. Verdon, age 49, holds an LLB Honors Law from University of Wales, IMC (Investment Management Certificate) Benchmark UK Fund Managers Qualification, and advanced diploma in Financial Planning. Mr. Verdon was head of Bespoke Investment Solutions for Dexia Private Bank, as well as Director of Deutsche Private Wealth Management, Africa.

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

Due to a lack of resources, the Company has not adopted a written code of ethics applying to our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11.	Executive Compensation.

The following table shows the compensation paid or accrued to ARX Gold Corporation’s officers during fiscal 2013 and 2012:

Name and Principal Position	Fiscal year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Annual Compensation (5)	Total
Brian Smith, Director (a)	2013 2012	$21,000 $0	$0 $0	$0 $0	$0 $0	$0 $30,780	$21,000 $30,780

Tom Verdun, Director	2013 2012	$25,798 $0	$0 $0	$0 $0	$0 $0	$0 $0	$25,798 $0

Arun Pudur, Former Director	2013 2012	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of ARX Gold Corporation’s shares issued or authorized to be issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that ARX Gold Corporation could not properly report in any other column of the table.

(a)	Includes the fair value attributable to the issuance of 30,000 shares in Arx Spring Pty. Ltd. issued to Mr. Smith upon formation of Arx Springs Pty. Ltd.

Stock Options.  The Company has not granted any stock options and does not have any stock option plans in effect as of the date of April 30, 2013. In the future, the Company may grant stock options to its officers, directors, employees or consultants.

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

Compensation of Directors.  During fiscal 2013, Mr. Tom Verdun received $25,798 of compensation for director’s services rendered.

The Company does not have any employment agreements with its officers or employees. The Company does not maintain key man insurance on the life or in the event of disability of any of its officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of ARX Gold Corporation’s 4,522,740,003 issued and outstanding shares of common stock as of August 28, 2013 by 1) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, 2) each director and executive officer and 3) all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address	Number of Shares	Percent of Class

TigerSprey Pte Ltd. (1)	912,560,000	20.2%
Matthew T. Verdon	–	–
All officers and directors as a group	912,560,000	20.2%
Ivory Mint Holdings (2)	1,500,000,000	33.2%
Endx Pte Ltd. (3)	912,560,000	20.2%

(1)	Beneficially owned by Mr. Brian Smith, 281 Coventry St South Melbourne, Victoria, Australia 3205
(2)	Beneficially owned by Mr. Irving Aronson, Suite 363, 19/21 Crawford Street, London ,England W1H 1PJ
(3)	Beneficially owned by Mr. Shane Aldred, 281 Coventry St South Melbourne, Victoria, Australia 3205

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no share issuances to any officers or Directors in the last year. None of the Company’s directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during the fiscal year ended April 30, 2013.

Item 14.	Principal Accounting Fees and Services.

Salberg & Company. P.A. served as ARX Gold Corporation’s independent registered public accounting firm for the years ended April 30, 2013 and 2012.  The following table shows the aggregate fees billed to ARX Gold Corporation during these periods:

	2013	2012
Audit Fees	$45,000	$31,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with year-end and quarterly statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax fees. Consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

Other fees. The services provided by our independent registered public accounting firm within this category consisted of advice and other services not included in the above categories.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
10.1	Stock purchase agreement between Ryan Beamin and Peter Maddocks dated May 18, 2012 (4)
10.2	Share Purchase Agreement between Daulton Capital Corp. and Grimsby investments Ltd. (5)
10.3	ARX Springs Project Definitive Feasibility Study dated June 15, 2012. *
10.4	ARX Springs Project Tribute Agreement (5)
10.5	ARX Springs Stage Tribute Variation Agreement (5)
10.6	ARX Springs Stage Tribute Variation Map (5)
10.7	ML 9007 Tribute Agreement (5)
10.8	ARX Sublicense Agreement (5)
10.9	Riverstone Master Agreement (5)
10.10	Riverstone Master Schedule A Map (5)
10.11	Riverstone Master Schedule B Environmental Approvals (5)
10.12	Riverstone Master Schedule F EPA Approvals (5)
10.13	Riverstone Master Schedule M Mining License (5)
10.14	Riverstone Master Schedule SA Sample Stage Agreement (5)
10.15	Termination Agreement between Daulton Capital and South Pacific Connection Limited and Alexander Mining Limited (5)
10.16	Amendment to Share Purchase Agreement between Daulton Capital Corp. and Grimsby investments Ltd. (6)
10.17	Royalty agreement between Daulton Capital Corp., Endx Pte Ltd., and Tigersprey Pte. Ltd. dated August 28, 2012 (7)
10.18	Gold Forward Sales Contract between Grimbsy Investments limited and Salam International Limited dated June 18, 2012 (8)
10.19	Gold Forward Sales Contract Amendment Grimbsy Investments limited and Salam International Limited (8)
10.20	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Agreement (8)
10.21	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum (8)
10.22	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum II (8)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document*

________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2012.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2012.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K/A filed on January 22, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on January 22, 2013.

* Filed herein.

† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARX GOLD CORPORATION

Date: September 4, 2013	By:	/s/ Brian Smith
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 4, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director

Date: September 4, 2013	By:	/s/ Matthew T. Verdon
Matthew T. Verdon, Director

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

consolidated Financial statements

For the Years Ended April 30, 2013 and 2012 and

for the Period from May 28, 2010 (Inception) to April 30, 2013

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2013 and 2012 and for the Period from May 28, 2010 (Inception) to April 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

ARX Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ARX Gold Corporation and Subsidiaries (a development stage company) as of April 30, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2013, and for the period from May 28, 2010 (inception) to April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARX Gold Corporation and Subsidiaries as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2013, and for the period from May 28, 2010 (inception) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss and cash used in operations of $1,148,471 and $501,943 for the year ended April 30, 2013 and as of April 30, 2013, has a working capital deficit, stockholders’ deficit and deficit accumulated during the development stage of $762,974, $762,974 and $1,211,548, respectively, and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 4, 2013

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2013	2012
ASSETS

Current Assets:
Cash	$6,402	$–
Due from related party	400	850

Total Current Assets	6,802	850

Total Assets	$6,802	$850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loans payable	$515,962	$–
Accounts payable	105,975	–
Accounts payable - related party officer	60,000	–
Accrued expenses	87,810	64
Due to related party	29	–

Total Current Liabilities	769,776	64

Total Liabilities	769,776	64

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at April 30, 2013 and 2012.	–	–
Common stock $0.001 par value; 5,000,000,000 shares authorized; 4,413,240,003 and 4,148,000,000 issued and outstanding at April 30, 2013 and 2012, respectively	4,413,240	4,148,000
Additional paid-in capital	(3,957,092)	(4,084,239)
Deficit accumulated during development stage	(1,211,548)	(63,077)
Accumulated other comprehensive income (loss)	(7,574)	102

Total Stockholders' Equity (Deficit)	(762,974)	786

Total Liabilities and Stockholders' Equity (Deficit)	$6,802	$850

See accompanying notes to the consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended April 30,		For the Period from May 28, 2010 (Inception) to April 30,
	2013	2012	2013

REVENUES	$–	$–	$–

OPERATING EXPENSES:
Compensation	46,798	62,826	109,624
Professional fees	768,119	–	768,119
Development costs - related party	325,867	–	325,867
General and administrative	7,687	155	7,938

Total Operating Expenses	1,148,471	62,981	1,211,548

LOSS FROM OPERATIONS	(1,148,471)	(62,981)	(1,211,548)

NET LOSS	$(1,148,471)	$(62,981)	$(1,211,548)

COMPREHENSIVE LOSS:

NET LOSS	$(1,148,471)	$(62,981)	$(1,211,548)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation Income (loss)	(7,676)	(11)	(7,574)

COMPREHENSIVE INCOME (LOSS)	$(1,156,147)	$(62,992)	$(1,219,122)

Net Loss per Common Share (Basic and Diluted)	$–	$–

Weighted Average Shares Outstanding:- Basic and Diluted	4,397,252,934	4,148,000,000

See accompanying notes to the consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(A DEVELOPMENT STAGE COMPANY)

For the Years Ended April 30, 2013 and 2012 and

For the Period from May 28, 2010 (Inception) to April 30, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	(Deficit)

Balance, May 28, 2010 (Inception)	–	$–	–	$–	$–	$–	$–	$–

Common stock issued to founders	–	–	4,148,000,000	4,148,000	(4,148,000)	–	–	–

Cash contributed by founders	–	–	–	–	420	–	–	420

Net loss for period	–	–	–	–	–	(96)	–	(96)

Comprehensive income	–	–	–	–	–	–	113	113

Balance, April 30, 2011	–	–	4,148,000,000	4,148,000	(4,147,580)	(96)	113	437

Cash contributed by founders	–	–	–	–	515	–	–	515

Stock-based compensation	–	–	–	–	62,826	–	–	62,826

Net loss for year	–	–	–	–	–	(62,981)	–	(62,981)

Comprehensive loss	–	–	–	–	–	–	(11)	(11)

Balance, April 30, 2012	–	–	4,148,000,000	4,148,000	(4,084,239)	(63,077)	102	786

Recapitalization of Company	–	–	265,240,003	265,240	(285,490)	–	–	(20,250)

Services paid for with common stock of stockholder	–	–	–	–	367,933	–	–	367,933

Contributed capital	–	–	–	–	44,704	–	–	44,704

Net loss for year	–	–	–	–	–	(1,148,471)	–	(1,148,471)

Comprehensive loss	–	–	–	–	–	–	(7,676)	(7,676)

Balance, April 30, 2013	–	$–	4,413,240,003	$4,413,240	$(3,957,092)	$(1,211,548)	$(7,574)	$(762,974)

See accompanying notes to the consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,	For the Year Ended April 30,	For the Period from May 28, 2010 (Inception) to April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,148,471)	$(62,981)	$(1,211,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	62,826	62,826
Contributed services	412,637		412,637
Changes in assets and liabilities:
Due from related party	439	(440)	(376)
Accounts payable	105,719	–	105,719
Accounts payable - related party officer	60,000	–	60,000
Accrued expenses	67,733	64	67,797

NET CASH USED IN OPERATING ACTIVITIES	(501,943)	(531)	(502,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	515,950	–	515,950
Proceeds from related party advances	556	–	556
Repayment of related party advances	(527)	–	(527)
Shareholder contribution	–	515	935
			.
NET CASH PROVIDED BY FINANCING ACTIVITIES	515,979	515	516,914

Effect of Exchange Rate Changes on Cash	(7,634)	5	(7,567)

Net Increase (Decrease) in Cash	6,402	(11)	6,402

Cash, Beginning of Period	–	11	–

Cash, End of Period	$6,402	$–	$6,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable in connection with recapitalization	$250	$–	$250
Increase in accrued expenses in connection with recapitalization	$20,000	$–	$20,000

See accompanying notes to the consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

Note 1 – Organization, nature of operations AND RECAPITALIZATIONS

ARX Gold Corporation, formerly Daulton Capital Corp., (“ARX Gold”) was incorporated under the laws of the State of Nevada on July 8, 2008. On May 22, 2012, ARX Gold, Grimsby Investments Limited (“Grimsby”), a company incorporated under the law of the British Virgin Islands on March 8, 2012, and the stockholders of Grimsby (“Grimsby Shareholders”) entered into a Share Exchange. Upon closing of the transaction contemplated under the Share Exchange, as amended, on May 22, 2012 (the “Closing Date”), the Grimsby Shareholders (4 entities) transferred all of the issued and outstanding capital stock of Grimsby to ARX Gold in exchange for an aggregate of 4.148 billon shares of the common stock of ARX Gold and a commitment to pay royalties of $7,500,000 to two original founding stockholders of Grimsby, as amended retroactively in August 2012 for an original $150 million debt to the four original founding stockholders of Grimsby. Such exchange caused Grimsby to become a wholly-owned subsidiary of ARX Gold.  ARX Gold and Grimsby with its subsidiaries are collectively referred to as “the Company”.

The Share Exchange was accounted for as a reverse-merger and recapitalization since the stockholders of Grimsby obtained voting and management control of ARX Gold. Grimsby was the acquirer for financial reporting purposes and ARX Gold was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Grimsby and was recorded at the historical cost basis of Grimsby, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both Grimsby and ARX Gold and the Company’s consolidated operations from the closing date of the Share Exchange. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalizations.

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

On April 12, 2012, the one founding stockholder of ARX Springs Pty. Ltd. (“ARX Springs”) which was formed on November 11, 2011, and the two founding stockholders of ARX Pacific Resources Pty Ltd. (“ARX Pacific”) which was formed on May 28, 2010, transferred 100% of their respective ownerships in such companies to ARX Pte.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and in U.S. dollars and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2013 and 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

As a result of the Company's focus on gold exploration and because the Company has no revenues, the Company is considered a development stage company as defined in ASC 915 “Development Stage Entities”. Activities during the development stage include implementation of the Company’s business plan, reorganization activities and fund raising. The Company plans on raising capital to implement its business plan and to begin development activities.

Details of the Company’s subsidiaries are as follows:

Name	Domicile and date of incorporation	Registered capital	Effective ownership	Principal activities
Grimsby Investments, Ltd.	British Virgin Islands March 8, 2012	U.S dollars $100	100%	Holding company

ARX Springs Pte.	Republic of Singapore March 26, 2012	Singapore dollars (“S$”) 100,000	100%	Holding company

ARX Springs Pty. Ltd.	Australia November 11, 2011	Australian dollars (“AUS$”) 30,000	100%	Pursuant to various agreements, ARX Springs has the right to explore, mine and extract gold and other minerals from certain properties.

ARX Pacific Resources Pty. Ltd.	Australia May 28, 2010	AUS$ 1,000	100%	Pursuant to various agreements, ARX Pacific has the right to explore, mine and extract gold and other minerals from certain properties.

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $1,148,471 and $501,943, respectively, for the year ended April 30, 2013 and a working capital deficit, a stockholders’ deficit, and a deficit accumulated during development stage of $762,974, $762,974 and $1,211,548, respectively, at April 30, 2013 and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to commence operations.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates in fiscal 2013 and 2012 include the valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and contributed services.

Fair value of financial instruments and fair value measurements

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

The carrying amounts reported in the balance sheets for cash, due from related party, accounts payable, accrued expenses, loans payable, and due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2013 and 2012.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies (continued)

Mineral property acquisition and exploration costs

The Company follows ASC 930 “Extraction Activities – Mining” in accounting for mining costs. Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred as “development costs” in the accompanying statements of operations. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be depleted, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the years ended April 30, 2013 and 2012, the Company did not incur any exploration costs.

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

Asset retirement obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at April 30, 2013 and 2012.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended April 30, 2013 and 2012.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of income. The Company did not incur advertising expenses during the periods ended April 30, 2013 and 2012, respectively.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies (continued)

Income taxes

The Company is governed by the income tax laws of Australia, the Republic of Singapore, and the British Virgin Islands. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2013 and 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Grimsby Investments Ltd is the U.S. dollar, ARX Companies is the Australian dollar and the functional currency of ARX Pte is the Singapore dollar. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The foreign currency translation adjustment included in comprehensive income (loss) for the periods ended April 30, 2013 and 2012 amounted to $(7,676) and $(11), respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of April 30, 2013 and 2012 and for the years ended April 30, 2013 and 2012, the exchange rates used to translate amounts in Australian dollars and Singapore dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	AUS $		SGD $
	2013	2012	2013	2012
Exchange rate on balance sheet dates USD : AUS$: S$ exchange rate	1.0324	1.0471	0.8096	0.8086

Average exchange rate for the period USD : AUS$: S$ exchange rate	1.0319	1.0436	0.8054	0.7931

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 2 - BASIS OF PRESENTATION, GOING COCERN AND Summary of significant accounting policies (continued)

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of April 30, 2013 and 2012, the Company did not have any potentially dilutive common shares.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended April 30, 2013 and 2012 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 3 – MINING RIGHTS

ARX Springs Project

On March 6, 2012 and as amended on March 31, 2012, the Company’s subsidiaries, ARX Springs and ARX Pacific entered into Stage Tribute Agreements (the “Stage Tribute Agreements”) with Riverstone Resources Pty Ltd. (“Riverstone”). The Stage Tribute Agreements were made pursuant to the terms of an agreement dated February 27, 2012 between Riverstone and BRI Microfine Pty Ltd., a related party (See Note 4) (the “Riverstone Master Agreement”). The Stage Tribute Agreements grant the exclusive right to the ARX Companies to explore, mine and extract gold and other extracted products on the ARX Springs Project properties located in the Wide Bay Burnett Region in central Queensland, Australia. The ARX Springs Project overall covers approximately 16 km² of surface area and the mining project is part of a larger area for which Riverstone owns and operates an extractive industries business. Under the Riverstone Master Agreement terms and exercising the exclusive right of the ARX companies to explore, mine and extract gold on the project, BRI Microfine Pty Ltd has paid $60,000 to Riverstone from the development expenses it has received from the Company, for fees costs and expenses with the Queensland Department of Mines and for the development of the ArxSprings project.

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

During the term of the Stage Tribute Agreements, Riverstone solely or jointly with one or both of the ARX Companies (and either of the ARX Companies solely or jointly with Riverstone) may apply for extensions and additional mining licenses from the Queensland Mines and Resources Department. During all terms of the mining license and any additional mining licenses, the holders of all ARX Springs mining license and additional mining licenses shall be obliged to comply with the regulations applicable and to meet the obligations imposed by the Mineral Resource Act of 1989 (Queensland). If the mining license or additional mining licenses, at any time are cancelled, the ARX Companies may lose the right to mine and process at the ARX Springs Project. Riverstone may terminate the Stage Tribute Agreements on prior notice to the ARX Companies if ARX Companies are in breach of the agreements but termination cannot be affected without the ARX Companies being first permitted to remedy any alleged breach and any disputes between Riverstone and the ARX Companies will be subject to mediation and if mediation is unsuccessful will be submitted to arbitration. Riverstone may terminate the Stage Tribute Agreements by giving three month’s notice by March 5, 2037, with provision to extend dates if required, or after the resources have been fully mined and processed, whichever occurs first. The initial ten hectare surface area of the ARX Springs Project must be mined and processed by March 5, 2025.

The ARX Companies are obliged to take out business liability and employee insurances which shall be effected when mining processing commences.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 3 – MINING RIGHTS (continued)

As of April 30, 2013, mining processing has not commenced. Prior to undertaking any ground disturbing work on the ARX Springs Project, the ARX Companies must, in the ordinary course of the mining business obtain the approval of the Queensland Department of Mines on a proposed work plan. The agreements with Riverstone require consultation with Riverstone on the form of any proposed work plan to ensure it is not likely to interfere with the activities of Riverstone. The ARX companies solely or jointly with Riverstone may proceed to obtain all necessary regulatory approvals for any proposed work plan according to standard industry mining practice in the State of Queensland as governed by the Mineral Resource Act 1989. As of April 30, 2013, the ARX Companies and Riverstone are developing work plans in anticipation of a future submission to the Queensland Department of Mines.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Technology Sub-license Agreement

On November 24, 2011, the Company’s subsidiary, ARX Springs, entered into a Technology Sub-license Agreements (the “Technology Agreement”) with BRI Microfine Pty Ltd. (“BRI”), a company incorporated in Australia and owned by the Company’s CEO and by a principal stockholder/founder of the Company. Pursuant to the Technology Agreement, BRI granted to ARX Springs an exclusive non-assignable, non-transferrable sub license to use the BRI’s technology with the ARX Spring Project for the term of the project. BRI’s technology is a chemical leaching process which has been shown to concentrate gold, particularly in a microfine (finer than 5 microns) state, from concentrates, ores, tailings, solutions and other friable or pulverized materials. As consideration of the Sub-license agreement, the Company shall pay a royalty to BRI calculated as a percentage of the gross value of extracted product on a sliding scale based on tonnes processed ranging from 15% down to 10%. BRI in its discretion may at any time allow a rebate to ARX Springs of any royalty payable. Through April 30, 2013, BRI has received payments from the Company for development expenses for the ArxSprings project and for management and preparatory expenses toward the establishment of resource stockpile, infrastructure planning and funding for construction of material processing plants and the necessary action to keep the ArxSprings project in good standing, according to the Stage Treatment Agreements, Riverstone Master Agreement and the Queensland Mines and Resources Department (See “Development costs – related party” below).

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

Due from related party

The Company received from and provided advances to BRI. These advances are unsecured and payable on demand. At April 30, 2013 and 2012, amounts due from BRI amounted to $400 and $850, respectively.

Accounts payable – related party

At April 30, 2013, accounts payable – related party consisted of $60,000 due to a legal firm owned by an officer of the Company for legal services performed.

Due to related party

During the three months ended July 31, 2012, the Company received working capital advances of $527 from a former officer and shareholder. These advances were repaid during the year ended April 30, 2013. The advances were unsecured and payable on demand.

During the year ended April 30, 2013, the Company received working capital advances of $29 from the Company’s chief executive officer. The advances were unsecured and payable on demand. At April 30, 2013, the amount due to the Company’s chief executive officer amounted to $29.

Royalty commitment

In August 2012, in connection with an amendment to the Share Exchange dated May 22, 2012, the Company entered into a royalty agreement (the “Royalty Agreement”) with two original founding stockholders of Grimsby (one of which is an officer and director of the Company and the other who is a principal stockholder of the Company and consultant to the Company), who received shares in the Share Exchange. Pursuant to the Royalty Agreement, the Company agreed, at the discretion of the Company’s board of directors, to pay these parties up to $7,500,000 in royalties from gross profits derived from the sales of all minerals and other products recovered from the ARX Spring Project.

Development costs – related party

During the year ended April 30, 2013, the Company paid development fees of $325,867 to BRI for development services performed on the ARX Springs Project (See “Technology Sublicense Agreement” above).

NOTE 5 - LOANS PAYABLE

During the year ended April 30, 2013, a shareholder advanced the Company $490,152 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $50,000 of this note was converted into 50,000,000 shares of the Company’s common stock (See Note 10).

In April 2013, a third party advanced the Company $25,810 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $25,810 of this note was converted into 3,000,000 shares of the Company’s common stock (See Note 10).

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

note 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On March 26, 2012, the Company issued 40,280 shares of ARX Pte common stock to ARX Pte original founders for services rendered. As there was no determinable fair value of founder’s shares, the Company valued these common shares at a nominal value of AUD$1.00 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $31,946.

On May 22, 2012, in connection with the share exchange agreement and recapitalization, the Company issued 4,148,000,000 shares of its common stock to the Grimsby shareholders (See Note 1).

Other contributed capital

In connection with consulting services performed for the Company by a third party in the amount of $44,704, BRI agreed to pay for these services on behalf of the Company, Accordingly, for the year ended April 30, 2013, the Company recorded professional fees of $44,704 and contributed capital of $44,704.

In connection with consulting and other services performed for the Company by various third parties, a shareholder of the Company agreed to pay for these services on behalf of the Company by issuing their shares of the Company to the various third parties, The Company valued these services by multiplying the numbers of shares transferred to the third parties by the fair value of the Company’s common share based on the quoted trading price of the common stock on the grant date which is the measurement date. Accordingly, for the year ended April 30, 2013, the Company recorded professional fees of $367,933 and contributed capital of $367,933.

note 7 – INCOME TAXES

The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on enacted tax law provisions.  The effects of future changes in tax laws or rates are not anticipated.  As of April 30, 2013, the Company operated in the United States, Australia, the British Virgin Islands, and Singapore and accordingly, the Company was subject to United States, Australia, British Virgin Islands and Singapore income tax laws and regulations, which are administered by the respective taxation office for the year ended April 30, 2013. As of April 30, 2012, the Company operated in Australia, British Virgin Islands, and Singapore.  The Company was subject to Australia, British Virgin Islands and Singapore income tax laws and regulations, which are administered by the respective taxation office for the year ended April 30, 2012.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

note 7 – INCOME TAXES (continued)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes are as follows:

	Years ended April 30,
	2013	2012

Income tax benefit at U.S. statutory rate of 34%	$(390,480)	$–
Income tax benefit at Australia statutory rate of 30%	–	(9,281)
Income tax benefit at Singapore statutory rate at 8.5%	–	(2,715)
U.S. effective rate in excess of foreign tax rates	14,465	–
Non-deductible contributed capital	125,098	–
Non-deductible stock-based compensation	15,199	11,949
Change in valuation allowance	235,718	47
Total provision for income tax	$–	$–

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at April 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$235,794	$75
Total gross deferred tax assets	235,794	75
Less valuation allowance	(235,794)	(75)
Net deferred tax assets	$–	$–

Management has determined that the realization of the deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company follows ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of April 30, 2013, the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the years ended April 30, 2013 and 2012.  The Company did not recognize any interest or penalties during fiscal 2013 or 2012 related to unrecognized tax benefits.

At April 30, 2013, the Company has a tax net operating loss carry forward totaling approximately $735,300 which can may be used to offset taxable income through April 30, 2033. These net operating loss carry forwards may be limited following certain ownership changes. The valuation allowance increased by $235,718 during the year ended April 30, 2013.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

NOTE 8 - CONCENTRATIONS

Reliance on contractual agreements

The Company’s business is dependent on agreements with an unrelated party (see Note 3) and a related party (see Note 4).

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 8 – CONCENTRATIONS (continued)

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At April 30, 2013 and 2012, all of the Company’s cash is maintained with banks in the U.S., Australia and Singapore. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration of funding

During 2013, the majority of the cash funding was in the form of short-term loans and was received from one source, a shareholder of the Company. Management believes this is no longer a source of funding prospectively.

Concentration in a geographic area

The Company will operate in the mining industry and the operations will be concentrated in Australia (See Note 3).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 18, 2012, the Company entered into a Placement Agent Agreement with Khandwala Securities Limited (“KSL”) (the “Placement Agent”), whereby KSL was to act as exclusive Placement Agent, perform due diligence, and conduct other business development activities for a period of six months. In accordance with the Placement Agent Agreement, the Company shall pay KSL 5% of funds raised up to $50 million. Additionally, the Company agreed to pay Placement Agent $250,000 with $100,000 due upon signing of the Placement Agreement, $100,000 on completion of due diligence and submission of an information memorandum and $50,000 upon the Company’s sign–off of a placement memorandum and information statement. To date, KSL had not submitted any information statement or placement memorandum. Accordingly, the Company believes that only $100,000 may be due pursuant to the Placement Agent Agreement. The $100,000 was earned and accrued by the Company as of October 31, 2012. Under the terms of its agreement with KSL, during fiscal 2013, the Company paid an aggregate of $86,000 under the terms of KSL agreement.

Pursuant to an agreement dated June 18, 2012 between Grimsby and Salam International Ltd (“Salam”), (collectively referred to as “the “Parties”) entered into a conditional Gold Forward Sales Contract (the “Gold Contract”) which is subject to a condition of completion of due diligence by the buyer (Salam). Under the Gold Contract, the buyer proposed buying gold bullion for US $105 million. The Gold Contract required first gold delivery by the Company to commence 270 days after the effective date. In January 2013, the Parties had agreed to extend both the time of completion of due diligence until February 28, 2013 and the effective date specified in the agreement to February 28, 2013 with the consequence that subject to due diligence, the time for first delivery of gold by the Company is extended to 270 days after March 1, 2013. On March 6, 2013, the Parties agreed to a further variation agreement with the effect that the contract for the purchase of $105 million of gold bullion is proceeding, the purchaser completed its due diligence satisfactorily, the buyer has represented that the contract deposit of $5 million is to be paid on or after March 15, 2013, the time for the delivery of gold by the Company is extended to 270 days after March 15, 2013, and the term of the letter of credit for the total delivery has been extended to 48 months after February 28, 2013. There is no obligation on the Company nor is there any potential penalty on the Company for any failure to deliver gold until payment by the buyer to the Company of the $5 million cash deposit. As of the date of this report, the $5 million deposit had not been received. As of the date of this report, the Company believes that there is no prospect of Salam performing any of its obligation pursuant to the Gold Contract, including the payment of the deposit.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended April 30, 2013 and 2012 and for the Period From May 28, 2010 (Inception) to April 30, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In August 2012, in connection with an amendment to the Share Exchange dated May 22, 2012, the Company entered into a royalty agreement (the “Royalty Agreement”) with two original founding stockholders of Grimsby (one of which is an officer and director of the Company and the other who is a principal stockholder of the Company and a consultant to the Company), who received shares in the Share Exchange. Pursuant to the Royalty Agreement, the Company agreed, at the discretion of the Company’s board of directors, to pay these parties up to $7,500,000 in royalties from gross profits derived from the sales of all minerals and other products recovered from the ARX Spring Project.

By agreement dated October 31, 2012 and by addendum agreement dated November 21, 2012 between the Company, Ascot Mining Ltd and Veritas Gold CR SA the parties agreed to terms of purchase by the Company from Ascot of 50% of the issued shares of Veritas. The terms of the purchase by the Company require delivery of 200 million common shares to Ascot and a $2,500,000 loan (the “Completion Advance”) from the Company to Veritas as working capital and expansion capital for Chassoul Mine, Costa Rica. The Company has the right in its absolute discretion to arrange that the Completion Advance may be delivered by Musketeer Holdings Corp (a shareholder in the company) in substitution for the Company subject to the primary obligation remaining with the Company. The parties had agreed to extend the earlier completion date to an extended completion date for the purchase to on or before February 20, 2013. After February 20, 2013, the parties had been in discussions about further extending the completion date, however, those discussions were not finalized. Further discussions between the parties have ceased and are unlikely to have any impact of the Company’s operations. No party to the agreement is subject to any penalty for any reason due to the purchase not being completed.

NOTE 10 - SUBSEQUENT EVENTS

Stock issuances

On May 5, 2013 and June 27, 2013, the Company sold an aggregate of 18,000,000 of its common stock to an investor at an average price of AUD $0.0039 per common share for proceeds of AUD$70.000 (approximately $70,123).

On May 9, 2013, the Company issued 50,000,000 shares to a shareholder in connection with the settlement of $50,000 in debt. The Company valued the 50,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0085 per share or $425,000. Accordingly, the Company reduced loan payable by $50,000 and recorded a loss on the settlement of debt of $375,000.

On May 11 and May 22, 2013, the Company sold an aggregate of 500,000 of its common stock to two individuals (250,000 common shares each) at a price of AUD $0.008 per common share for proceeds of AUD$4.000 (approximately $3,968).

On July 1, 2013, the Company entered to two consulting agreements for an aggregate of 8,000,000 shares (5,000,000 and 3,000,000 shares, respectively) for business development services for a one month term. The common shares were valued at fair value using the quoted trading price on the date of grant of $0.005 per common share and the Company recorded stock-based consulting expense of $40,000.

On July 23, 2013, the Company sold 10,000,000 of its common stock to an investor at a price of AUD $0.005 per common share for proceeds of AUD$50.000 (approximately $46,110).

On July 26, 2013, the Company issued 3,000,000 common shares to a debt holder in connection with the settlement of AUD$25,000 in debt (approximately $22,938). The Company valued the 3,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0034 per share or $10,200. Accordingly, the Company reduced loan payable by $22,938 and recorded a gain on the settlement of debt of $12,738.

On July 26, 2013, the Company sold 20,000,000 shares of its common stock to an investor at a price of AUD $0.005 per common share for proceeds of AUD$100.000 (approximately $91,739).

