Form 10-Q
period 2013-07-31
ARX Gold Corp
filed 2013-09-10
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  4,522,740,003 shares of common stock are issued and outstanding as of September 10, 2013.

ARX GOLD CORPORATION

FORM 10-Q

July 31, 2013

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
	Consolidated Balance Sheets as of July 31, 2013 (Unaudited) and April 30, 2013	4
	Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended July 31, 2013 and 2012 and from May 28, 2010 (inception) to July 31, 2013 (Unaudited)	5
	Consolidated Statements of Changes in Stockholder’s Equity (Deficit) - For the Period from May 28, 2010 (Inception) to July 31, 2013 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2013 and 2012 (Unaudited)	7
	Notes to Unaudited Financial Statements and from May 28, 2010 (inception) to July 31, 2013	8-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4	Controls and Procedures.	25

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K as filed with the Securities and Exchange Commission on September 4, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(Unaudited)
ASSETS

Current Assets:
Cash	$60,360	$6,402
Due from related party	352	400

Total Current Assets	60,712	6,802

Total Assets	$60,712	$6,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable	$441,752	$515,962
Accounts payable	89,705	105,975
Accounts payable - related party officer	60,000	60,000
Accrued expenses	152,438	87,810
Due to related party	25	29

Total Current Liabilities	743,920	769,776

Total Liabilities	743,920	769,776

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at July 31, 2013 and April 30, 2013	–	–
Common stock $0.001 par value; 5,000,000,000 shares authorized; 4,522,740,003 and 4,413,240,003 issued and outstanding at July 31, 2013 and April 30, 2013, respectively	4,522,740	4,413,240
Additional paid-in capital	(3,378,880)	(3,957,092)
Deficit accumulated during development stage	(1,820,982)	(1,211,548)
Accumulated other comprehensive income (loss)	(6,086)	(7,574)

Total Stockholders' Deficit	(683,208)	(762,974)

Total Liabilities and Stockholders' Deficit	$60,712	$6,802

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended July 31,		For the Period from May 28, 2010 (Inception) to July 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$–	$–	$–

OPERATING EXPENSES:
Compensation	26,948	–	136,572
Professional fees	69,601	106,063	837,720
Development costs - related party	150,467	–	476,334
General and administrative	156	2,431	8,094

Total Operating Expenses	247,172	108,494	1,458,720

LOSS FROM OPERATIONS	(247,172)	(108,494)	(1,458,720)

OTHER EXPENSE
Loss from settlement of debt	(362,262)	–	(362,262)

NET LOSS	$(609,434)	$(108,494)	$(1,820,982)

COMPREHENSIVE LOSS:

NET LOSS	$(609,434)	$(108,494)	$(1,820,982)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation Income (loss)	1,488	(10)	(6,086)

COMPREHENSIVE INCOME (LOSS)	$(607,946)	$(108,504)	$(1,827,068)

Net Loss per Common Share (Basic and Diluted)	$–	$–

Weighted Average Shares Outstanding:- Basic and Diluted	4,474,946,524	4,349,813,046

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(A DEVELOPMENT STAGE COMPANY)

For the Period from May 28, 2010 (Inception) to July 31, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Balance, May 28, 2010 (Inception)	–	$–	–	$–	$–	$–	$–	$–

Common stock issued to founders	–	–	4,148,000,000	4,148,000	(4,148,000)	–	–	–

Cash contributed by founders	–	–	–	–	420	–	–	420

Net loss for period	–	–	–	–	–	(96)	–	(96)

Comprehensive income	–	–	–	–	–	–	113	113

Balance, April 30, 2011	–	–	4,148,000,000	4,148,000	(4,147,580)	(96)	113	437

Cash contributed by founders	–	–	–	–	515	–	–	515

Stock-based compensation	–	–	–	–	62,826	–	–	62,826

Net loss for year	–	–	–	–	–	(62,981)	–	(62,981)

Comprehensive loss	–	–	–	–	–	–	(11)	(11)

Balance, April 30, 2012	–	–	4,148,000,000	4,148,000	(4,084,239)	(63,077)	102	786

Recapitalization of Company	–	–	265,240,003	265,240	(285,490)	–	–	(20,250)

Services paid for with common stock of stockholder	–	–	–	–	367,933	–	–	367,933

Contributed capital	–	–	–	–	44,704	–	–	44,704

Net loss for year	–	–	–	–	–	(1,148,471)	–	(1,148,471)

Comprehensive loss	–	–	–	–	–	–	(7,676)	(7,676)

Balance, April 30, 2013	–	–	4,413,240,003	4,413,240	(3,957,092)	(1,211,548)	(7,574)	(762,974)

Common stock issued for settlement of debt	–	–	53,000,000	53,000	382,200	–	–	435,200

Common stock issued for services	–	–	8,000,000	8,000	32,000	–	–	40,000

Common stock issued for cash	–	–	48,500,000	48,500	164,012	–	–	212,512

Net loss for three months ended July 31, 2013	–	–	–	–	–	(609,434)	–	(609,434)

Comprehensive income	–	–	–	–	–	–	1,488	1,488

Balance, July 31, 2013 (Unaudited)	–	$–	4,522,740,003	$4,522,740	$(3,378,880)	$(1,820,982)	$(6,086)	$(683,208)

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Period from May 28, 2010 (Inception) to July 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,434)	$(108,494)	$(1,820,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,000	–	102,826
Non-cash contributed capital	–	44,704	412,637
Loss on settlement of debt	362,262	–	362,262
Changes in assets and liabilities:
Due from related party	–	–	(376)
Accounts payable	(15,853)	63,784	89,866
Accounts payable - related party officer	–	–	60,000
Accrued expenses	67,947	4	135,744

NET CASH USED IN OPERATING ACTIVITIES	(155,078)	(2)	(658,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	748	5,100	516,698
Proceeds from related party advances	–	520	556
Repayment of related party advances	–	–	(527)
Proceeds from sale of common stock	212,512	–	212,512
Shareholder contribution	–	–	935
			.
NET CASH PROVIDED BY FINANCING ACTIVITIES	213,260	5,620	730,174

Effect of Exchange Rate Changes on Cash	(4,224)	7	(11,791)

Net Increase in Cash	53,958	5,625	60,360

Cash, Beginning of Period	6,402	–	–

Cash, End of Period	$60,360	$5,625	$60,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable in connection with recapitalization	$–	$250	$250
Increase in accrued expenses in connection with recapitalization	$–	$20,000	$20,000
Common stock issued for settlement of debt	$72,938	$–	$72,938

See accompanying notes to the unaudited consolidated financial statements.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

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

JULY 31, 2013

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s filing of Form 10-K as filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements for ARX Gold Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Going concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $609,434 and $155,078, respectively, for the three months ended July 31, 2013 and a working capital deficit, a stockholders’ deficit, and a deficit accumulated during development stage of $683,208, $683,208 and $1,820,982, respectively, at July 31, 2013 and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to commence operations.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies (continued)

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2013. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates in the three months ended July 31, 2013 and 2012 include the valuation of deferred tax assets, accruals for taxes due, and the value of stock-based compensation and contributed services.

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

The carrying amounts reported in the balance sheets for cash, due from related party, loans payable, accounts payable, accounts payable – related party officer, accrued expenses and due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of July 31, 2013 and April 30, 2013.

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

JULY 31, 2013

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND Summary of significant accounting policies (continued)

Mineral property acquisition and exploration costs

The Company follows ASC 930 “Extraction Activities – Mining” in accounting for mining costs. Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred as “development costs” in the accompanying statements of operations. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be depleted, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended July 31, 2013 and 2012, the Company did not incur any exploration costs.

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

Asset retirement obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligation at July 31, 2013 and April 30, 2013.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended July 31, 2013 and 2012.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of income. The Company did not incur advertising expenses during the three months ended July 31, 2013 and 2012.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2013 and April 30, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Grimsby Investments Ltd is the U.S. dollar, ARX Companies is the Australian dollar and the functional currency of ARX Pte is the Singapore dollar. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the three months ended July 31, 2013 and 2012 amounted to $1,491 and $(10), respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of July 31, 2013 and April 30, 2013 and for the three months ended July 31, 2013 and 2012, the exchange rates used to translate amounts in Australian dollars and Singapore dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	AUS $		SGD $
	July 31, 2013	April 30, 2013	July 31, 2013	April 30, 2013
Exchange rate on balance sheet dates
USD : AUS$: S$ exchange rate	0.9100	1.0324	0.7878	0.8096

	AUS $		SGD $
	Three months ended		Three months ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Average exchange rate for the period
USD : AUS$: S$ exchange rate	0.9516	1.0086	0.8054	0.7913

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of July 31, 2013 and April 30, 2013, the Company did not have any potentially dilutive common shares.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended July 31, 2013 and 2012 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

JULY 31, 2013

(Unaudited)

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

As of July 31, 2013, mining processing has not commenced. Prior to undertaking any ground disturbing work on the ARX Springs Project, the ARX Companies must, in the ordinary course of the mining business obtain the approval of the Queensland Department of Mines on a proposed work plan. The agreements with Riverstone require consultation with Riverstone on the form of any proposed work plan to ensure it is not likely to interfere with the activities of Riverstone. The ARX companies solely or jointly with Riverstone may proceed to obtain all necessary regulatory approvals for any proposed work plan according to standard industry mining practice in the State of Queensland as governed by the Mineral Resource Act 1989. As of July 31, 2013, the ARX Companies and Riverstone are developing work plans in anticipation of a future submission to the Queensland Department of Mines.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

NOTE 3 – MINING RIGHTS (continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Technology Sub-license Agreement

On November 24, 2011, the Company’s subsidiary, ARX Springs, entered into a Technology Sub-license Agreements (the “Technology Agreement”) with BRI Microfine Pty Ltd. (“BRI”), a company incorporated in Australia and owned by the Company’s CEO and by a principal stockholder/founder of the Company. Pursuant to the Technology Agreement, BRI granted to ARX Springs an exclusive non-assignable, non-transferrable sub license to use the BRI’s technology with the ARX Spring Project for the term of the project. BRI’s technology is a chemical leaching process which has been shown to concentrate gold, particularly in a microfine (finer than 5 microns) state, from concentrates, ores, tailings, solutions and other friable or pulverized materials. As consideration of the Sub-license agreement, the Company shall pay a royalty to BRI calculated as a percentage of the gross value of extracted product on a sliding scale based on tonnes processed ranging from 15% down to 10%. BRI in its discretion may at any time allow a rebate to ARX Springs of any royalty payable. Through July 31, 2013, BRI has received payments from the Company for development expenses for the ArxSprings project and for management and preparatory expenses toward the establishment of resource stockpile, infrastructure planning and funding for construction of material processing plants and the necessary action to keep the ArxSprings project in good standing, according to the Stage Treatment Agreements, Riverstone Master Agreement and the Queensland Mines and Resources Department (See “Development costs – related party” below).

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

Due from related party

The Company received from and provided advances to BRI. These advances are unsecured and payable on demand. At July 31, 2013 and April 30, 2013, amounts due from BRI amounted to $352 and $400, respectively.

Accounts payable – related party

At July 31, 2013 and April 30, 2013, accounts payable – related party consisted of $60,000 due to a legal firm owned by an officer of the Company for legal services performed.

ARX GOLD CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Due to related party

The Company received working capital advances from the Company’s chief executive officer. The advances were unsecured and payable on demand. At July 31, 2013 and April 30, 2013, the amount due to the Company’s chief executive officer amounted to $25 and $29, respectively.

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

Development costs – related party

During the three months ended July 31, 2013 and 2012, the Company paid development fees of $150,467 and $0 to BRI for development services performed on the ARX Springs Project (See “Technology Sublicense Agreement” above).

NOTE 5 - LOANS PAYABLE

Through July 31, 2013, a shareholder, who is not a related party, advanced the Company $491,752 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $50,000 of this note was converted into 50,000,000 shares of the Company’s common stock (See Note 6). At July 31, 2013, amount due to this shareholder amounted to $441,752.

In April 2013, a third party advanced the Company $22,938 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $22,938 of this note was converted into 3,000,000 shares of the Company’s common stock (See Note 6).

note 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Cash contributed by founders

For the three months ended July 31, 2013 and for the period from May 28, 2010 (inception) to July 31, 2013, the original stockholders of ARX Pacific contributed capital to ARX Pacific of $0 and $935, respectively.

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

JULY 31, 2013

(Unaudited)

note 6 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Common stock issued for settlement of debt

On May 9, 2013, the Company issued 50,000,000 shares to a shareholder, who is not a related party, in connection with the settlement of $50,000 in debt. The Company valued the 50,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0085 per share or $425,000. Accordingly, the Company reduced loan payable by $50,000 and recorded a loss on the settlement of debt of $375,000.

On July 26, 2013, the Company issued 3,000,000 common shares to a third party debt holder in connection with the settlement of AUD$25,000 in debt (approximately $22,938). The Company valued the 3,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0034 per share or $10,200. Accordingly, the Company reduced loan payable by $22,938 and recorded a gain on the settlement of debt of $12,738.

Common stock sold for cash

On May 5, 2013 and June 27, 2013, the Company sold an aggregate of 18,000,000 of its common stock to an investor at an average price of AUD $0.0039 per common share for proceeds of AUD$70.000 (approximately $69,917).

On May 11 and May 22, 2013, the Company sold an aggregate of 500,000 of its common stock to two individuals (250,000 common shares each) at a price of AUD $0.008 per common share for proceeds of AUD$4.000 (approximately $3,955).

On July 23, 2013, the Company sold 10,000,000 of its common stock to an investor at a price of AUD $0.005 per common share for proceeds of AUD$50.000 (approximately $46,110).

On July 26, 2013, the Company sold 20,000,000 shares of its common stock to an investor at a price of AUD $0.005 per common share for proceeds of AUD$100.000 (approximately $92,530).

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

JULY 31, 2013

(Unaudited)

NOTE 7 - CONCENTRATIONS

Reliance on contractual agreements

The Company’s business is dependent on agreements with an unrelated party (see Note 3) and a related party (see Note 4).

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. At July 31, 2013 and April 30, 2013, all of the Company’s cash is maintained with banks in the U.S., Australia and Singapore. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentration of funding

Through April 30, 2013, the majority of the cash funding was in the form of short-term loans and was received from one source, a shareholder of the Company. Management believes this is no longer a source of funding prospectively. During the three months ended July 31, 2013, funding was provided from the sale of common stock to various investors.

Concentration in a geographic area

The Company will operate in the mining industry and the operations will be concentrated in Australia (See Note 3).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 18, 2012, the Company entered into a Placement Agent Agreement with Khandwala Securities Limited (“KSL”) (the “Placement Agent”), whereby KSL was to act as exclusive Placement Agent, perform due diligence, and conduct other business development activities for a period of six months. In accordance with the Placement Agent Agreement, the Company shall pay KSL 5% of funds raised up to $50 million. Additionally, the Company agreed to pay the Placement Agent $250,000 with $100,000 due upon signing of the Placement Agreement, $100,000 on completion of due diligence and submission of an information memorandum and $50,000 upon the Company’s sign–off of a placement memorandum and information statement. To date, KSL had not submitted any information statement or placement memorandum. Accordingly, the Company believes that only $100,000 may be due pursuant to the Placement Agent Agreement. The $100,000 was earned and accrued by the Company as of October 31, 2012. Under the terms of its agreement with KSL, through July 31, 2013, the Company paid an aggregate of $86,000 under the terms of KSL agreement.

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

On May 22, 2012, immediately after the Share Exchange, our organizational structure is as follows:

Pursuant to certain mining rights agreements, ARX Pacific and ARX Springs, together referred to as the “ARX Companies” have the rights to mine and extract gold and other materials from certain properties in Australia.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the three months ended July 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Results of Operations

For the Three Months Ended July 31, 2013 and 2012

Revenues

Since inception, we had $0 in revenue.

Operating Expenses

For the three months ended July 31, 2013 and 2012, operating expenses consisted of the following:

	Three Months Ended July 31,
	2013	2012
Compensation	$26,948	$–
Professional fees	69,601	106,063
Development costs – related party	150,467	–
Other selling, general and administrative	156	2,431
	$247,172	$108,494

*	During the three months ended July 31, 2013, compensation expense amounted to $26,948 and included $5,948 in director’s fees and $21,000 in compensation expense for services rendered by our CEO. Beginning in February 2013, we agreed to pay our CEO $7,000 per month for services rendered.

*	For the three months ended July 31, 2013 and 2012, professional fees were $69,601 and $106,063, respectively. During the three months ended July 31, 2013, we incurred consulting fees of $21,000 related to development services performed by a significant shareholder of the Company. Beginning in February 2013, we agreed to pay our consultant $7,000 per month for services rendered. Additionally, on July 1, 2013, we entered to two consulting agreements for an aggregate of 8,000,000 shares (5,000,000 and 3,000,000 shares, respectively) for business development services for a one month term. The common shares were valued at fair value using the quoted trading price on the date of grant of $0.005 per common share and we recorded stock-based consulting expense of $40,000. During the three months ended July 31, 2012, we incurred business development and consulting fees of $44,704 related to the preparation of an exploration report on the ARX Springs Project. Additionally, we incurred $40,000 in connection with due diligence and capital raising activities, and accounting and legal fees of $21,359. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, and other rules implemented by the Securities and Exchange Commission.

*	During the three months ended July 31, 2013, we incurred and paid development fees of $150,467 to BRI Microfine, a related party, for development services performed on the ARX Springs Project. We expect to continue incur such expenses in the near future.

*	For the three months ended July 31, 2013, other selling, general and administrative expenses, which included bank service charges and other office related expenses, decreased by $2,274 as compared to the three months ended July 31, 2012, due to our stricter control in operating spending.

Other Expense

During the three months ended July 31, 2013, we recorded a loss from settlement of debt of $362,262 related to the following:

•	In May 2013, we issued 50,000,000 shares to a shareholder in connection with the settlement of $50,000 in debt. We valued the 50,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0085 per share or approximately $425,000. Accordingly, we reduced loan payable by $50,000 and recorded a loss on the settlement of debt of approximately $375,000.

•	In July 2013, we issued 3,000,000 common shares to a debt holder in connection with the settlement of AUD$25,000 (approximately $22,938) in debt. We valued the 3,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0034 per share or $10,200. Accordingly, we reduced loan payable by $22,938 and recorded a gain on the settlement of debt of $12,738.

Net Loss

As a result of the factors described above, our net loss for the three months ended July 31, 2013 and 2012 was $609,434 and $108,494, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively.

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

At July 31, 2013, we had a cash balance of $60,360 and for the three months ended July 31, 2013, we used $155,078 in cash for operations. Since inception we have funded our operations primarily from the following sources:

(1)	Through July 31, 2013, a shareholder advanced the Company $491,752 for working capital purposes. The advances are non-interest bearing, are unsecured and are payable on demand. In May 2013, $50,000 of this note was converted in 50,000,000 shares of the Company’s common stock.

(2)	In April 2013, a third party advanced the Company $22,938 for working capital purposes. The advances are non-interest bearing, are unsecured and were payable on demand. In May 2013, $22,938 of this note was converted into 3,000,000 shares of the Company’s common stock.

We currently have no material commitments for capital expenditures, however, in order to commence operations, we must raise funds through equity or debt financing. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from a shareholder and related parties, we presently have no other alternative source of working capital. We will use these funds to fund our operating expenses, pay our obligations, grow our company, and to begin or exploration and mining operation on the ARX Springs Project. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in the remaining of fiscal 2014. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the three months ended July 31, 2013 and 2012, net cash flows used in operating activities amounted to $155,078 and $2, respectively. We expect cash used in operations to increase in future periods as we implement our business plan. Net cash flow used in operating activities for the three months ended July 31, 2013 primarily reflected net loss of $609,434 adjusted for non-cash item of stock-based compensation of $40,000 and loss on settlement of debt of $362,262 and changes in operating assets and liabilities primarily consisting of a decrease in account payable of $15,853, and an increase in accrued expenses of $67,947. Net cash flow used in operating activities for the three months ended July 31, 2012 mainly reflected net loss of $108,494 adjusted for non-cash item of contributed services of $44,704 and change in operating assets and liabilities primarily consisting of an increase in accounts payable of $63,784.

Financing activities

For the three months ended July 31, 2013 and 2012, net cash flows provided by financing activities was $213,260 and $5,620, respectively. During the three months ended July 31, 2013, we received proceeds from loans from a shareholder of $748 and proceeds from sale of common stock of $212,512. During the three months ended July 31, 2012, we received proceeds from loans from a shareholder of $5,100 and proceeds from related party advances of $520.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of July 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Royalties commitment – related parties	$7,500,000	$–	$–	$–	$7,500,000
Loans payable	441,752	441,752	–	–	–
Total contractual obligations	$7,941,752	$441,752	$–	$–	$7,500,000

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

Evaluation of disclosure controls and procedures

Our management, with the participation of the Company’s Principal Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31. 2013.

Based on such evaluation, the Company’s Principal Executive Officer have concluded that as of July 31, 2013, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2013, we issued 3,000,000 common shares to a debt holder in connection with the settlement of $22.938 in debt. We valued the 3,000,000 common shares at fair value using the quoted trading price on the date of grant of $0.0034 per share or $10,200. Accordingly, we reduced loan payable by $22.938 and recorded a gain on the settlement of debt of $12,738. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

__________________

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

ARX GOLD CORPORATION

Date: September 10, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Financial Officer and Principal Accounting Officer

