Form 10-K/A
period 2013-04-30
ARX Gold Corp
filed 2013-10-03
CIK 1437467

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of ARX Gold Corporation (the "Company") for the year ended April 30, 2013 (the "Original Filing") that was originally filed with the Securities and Exchange Commission on September 4, 2013 solely (a) to delete an exhibit which was erroneously filed with the Original Filing.

Except as described above, the Amendment does not modify or update any other information presented to the Original Filing in any way.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.

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

ARX GOLD CORPORATION

Date: October 3, 2013	By:	/s/ Brian Smith
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 3, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director

Date: October 3, 2013	By:	/s/ Matthew T. Verdon
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

