Form 10-K/A
period 2013-04-30
ARX Gold Corp
filed 2013-11-04
CIK 1437467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 to the Annual Report on Form 10-K/A (the "Amendment") amends both the Annual Report on Form 10-K of ARX Gold Corporation (the "Company") for the year ended April 30, 2013 (the "Original Filing") that was originally filed with the Securities and Exchange Commission on September 4, 2013, as well as Amendment No. 1 which was filed on October 3rd, 2013. The original filing contained an exhibit, dated June 15, 2012, and entitled "Feasibility Study ARX Springs & ARX Pacific Properties For Mining Project Located in Wide Bay Burnett Region, Queensland, Australia”. Said exhibit was in fact not the latest Feasibility Study compiled; and was submitted in error. Amendment No. 1 submitted on October 3rd, 2013, was admittedly incorrectly executed, did not accomplish the intended purpose, and was submitted in its incorrect final form solely due to insufficient internal controls. The Exhibit herein attached was to have been submitted as part of Amendment No. 1 but was not.

This Amendment No. 2 corrects both previous filings referenced supra and in fact should have been the Feasibility Study submitted with the 10-K on September 4th, 2013. This Feasibility Study was undertaken on March 9th, 2013, addressed to current management and reconfirms those findings made by the same firm in their June 15th, 2012 Feasibility Study, which was attached as an exhibit to the May 2012 Form 8-K/A submitted to the Commission.

The entire body of the 10-K submitted on September 4th, 2013, remains unchanged and accurate as of that filing, and as such, this Amendment No. 2 is simply to provide the most recent Feasibility Study as an Exhibit, which should have been the Exhibit attached to the original 10-K of September 4th, 2013, and Amendment No. 1 of October 3rd 2013.

Except as described above, the Amendment does not modify or update any other information presented to the Original Filing in any way.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.

2

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or are incorporated by reference to previous filings, if so indicated.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amendment to Articles of Incorporation, effective as of October 17, 2008 (2)
3.3	Amendment to Articles of Incorporation, effective as of August 7, 2009 (3)
3.5	Bylaws (1)
10.1	Stock purchase agreement between Ryan Beamin and Peter Maddocks dated May 18, 2012 (4)
10.2	Share Purchase Agreement between Daulton Capital Corp. and Grimsby investments Ltd. (5)
10.3	ARX Springs Project Definitive Feasibility Study dated March 9, 2013*
10.4	ARX Springs Project Tribute Agreement (5)
10.5	ARX Springs Stage Tribute Variation Agreement (5)
10.6	ARX Springs Stage Tribute Variation Map (5)
10.7	ML 9007 Tribute Agreement (5)
10.8	ARX Sublicense Agreement (5)
10.9	Riverstone Master Agreement (5)
10.10	Riverstone Master Schedule A Map (5)
10.11	Riverstone Master Schedule B Environmental Approvals (5)
10.12	Riverstone Master Schedule F EPA Approvals (5)
10.13	Riverstone Master Schedule M Mining License (5)
10.14	Riverstone Master Schedule SA Sample Stage Agreement (5)
10.15	Termination Agreement between Daulton Capital and South Pacific Connection Limited and Alexander Mining Limited (5)
10.16	Amendment to Share Purchase Agreement between Daulton Capital Corp. and Grimsby investments Ltd. (6)
10.17	Royalty agreement between Daulton Capital Corp., Endx Pte Ltd., and Tigersprey Pte. Ltd. dated August 28, 2012 (7)
10.18	Gold Forward Sales Contract between Grimbsy Investments limited and Salam International Limited dated June 18, 2012 (8)
10.19	Gold Forward Sales Contract Amendment Grimbsy Investments limited and Salam International Limited (8)
10.20	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Agreement (8)
10.21	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum (8)
10.22	ARX Gold – Ascot Mining PLC – Veritas Gold CR SA Addendum II (8)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 27, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2012.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2012.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K/A filed on January 22, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on January 22, 2013.

* Filed herein.

† Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 4, 2013. Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARX GOLD CORPORATION

Date: October 31, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2013	By:	/s/ Brian Smith
Brian Smith, Chief Executive Officer (Principal Executive Officer), Principal Accounting Officer and Director

Date: October 31, 2013	By:	/s/ Matthew T. Verdon
Matthew T. Verdon, Director

4

Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.3	ARX Springs Project Definitive Feasibility Study dated March 9, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5